Form 10-Q
period 2023-09-30
Nexscient, Inc.
filed 2023-12-27
CIK 1976663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                         to                            .

Commission File Number 333-274532

NEXSCIENT, INC.
(Exact name of registrant as specified in its charter)

7372	Delaware	92-2915192
(Primary Standard Industrial Classification Code Number)	(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2029 Century Park East, Suite 400

Los Angeles, CA, 90067

(Address of principal executive offices, including zip code)

(310) 494-6620

(Registrant’s telephone number, including area code)

Not applicable

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐     No ☒.

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒.

As of December 27, 2023, there were 19,955,980 shares of common stock issued and outstanding, par value, $0.001 per share.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information included in this Quarterly Report on Form 10-Q and other filings of the Registrant under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as information communicated orally or in writing between the dates of such filings, contains or may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.  Forward-looking statements in this Quarterly Report on Form 10-Q, including without limitation, statements related to our plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from expected results.  Among these risks, trends and uncertainties are the availability of working capital to fund our operations, the competitive market in which we operate, the efficient and uninterrupted operation of our computer and communications systems, our ability to generate a profit and execute our business plan, the retention of key personnel, our ability to protect and defend our intellectual property, the effects of governmental regulation, and other risks identified in the Registrant’s filings with the Securities and Exchange Commission from time to time.

In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology.  Although the Registrant believes that the expectations reflected in the forward-looking statements contained herein are reasonable, the Registrant cannot guarantee future results, levels of activity, performance or achievements.  Moreover, neither the Registrant, nor any other person, assumes responsibility for the accuracy and completeness of such statements.  The Registrant is under no duty to update any of the forward-looking statements contained herein after the date of this Quarterly Report on Form 10-Q.

2

NEXSCIENT, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2023

NEXSCIENT, INC.

BALANCE SHEETS

AS OF SEPTEMBER 30, 2023 AND JUNE 30, 2023

(unaudited)

	September 30, 2023	June 30, 2023
ASSETS
Current Assets
Cash	$436,128	$202,459
Total current assets	436,128	202,459
TOTAL ASSETS	$436,128	$202,459

LIABILITIES AND STOCKOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,849	$-
Accounts payable - related party	-	28,860
Advances from related party	-	500
Total current liabilities	8,849	29,360
TOTAL LIABILITIES	$8,849	$29,360

Commitments and Contingencies (Note 6)

STOCKHOLDERS’ EQUITY

Preferred Stock
10,000,000 shares authorized, $0.001 par value, 0 shares issued and outstanding at September 30 and June 30, 2023, respectively	$-	$-
Common Stock
75,000,000 shares authorized, $0.001 par value, 19,955,980 and 16,528,000 shares issued and outstanding at September 30, and June 30, 2023, respectively	19,956	16,528
Additional paid-in capital	744,207	404,837
Subscriptions receivable	-	(154,500)
Accumulated deficit	(336,884)	(93,766)
TOTAL STOCKHOLDERS’ EQUITY	$427,279	$173,099

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$436,128	$202,459

The accompanying notes are an integral part of these financial statements

4

NEXSCIENT, INC.

STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023

(unaudited)

September 30, 2023
REVENUES	$-

OPERATING EXPENSES
Research and development	15,000
General and administrative	228,118
TOTAL OPERATING EXPENSES	$243,118

NET LOSS	$(243,118)
BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.01)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	19,534,993

The accompanying notes are an integral part of these financial statements.

NEXSCIENT, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023

(unaudited)

	Preferred Stock Shares	Preferred Stock	Common Stock Shares	Common Stock	Additional Paid-In Capital	Subscriptions Receivable	Accumulated Deficit	Total Stockholders’ Equity

Balance, June 30, 2023	-	$-	16,528,000	$16,528	$404,837	$(154,500)	$(93,766)	$173,099
Stock issued for services	-	-	1,500,000	1,500	148,500	-	-	150,000
Stock issued for cash	-	-	1,927,980	1,928	190,870	154,500	-	347,298
Net loss	-	-	-				(243,118)	(243,118)
Balance, September 30, 2023	-	$-	19,955,980	$19,956	$744,207	$-	$(336,884)	$427,279

The accompanying notes are an integral part of these financial statements

NEXSCIENT, INC.

STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023

(unaudited)

September 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(243,118)
Adjustments to reconcile net loss to net cash used in operating activities
Shares issued for services	150,000
Changes in operating assets and liabilities:
Accounts payable	8,849
Accounts payable – related party	(28,860)
NET CASH USED IN OPERATING ACTIVITIES	(113,129)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of advance from related party	(500)
Proceeds from shares issued for cash	192,798
Proceeds from subscriptions receivable	154,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	346,798

NET INCREASE IN CASH	233,669
CASH AT BEGINNING OF THE PERIOD	202,459
CASH AT END OF THE PERIOD	$436,128

Cash paid for income taxes	$-
Cash paid for interest	$-

The accompanying notes are an integral part of these audited financial statements

NEXSCIENT, INC.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Nexscient, Inc. (the “Company”) was incorporated in the State of Delaware on March 14, 2023.  The Company is developing a subscription-based, condition monitoring solution for maintaining and protecting industrial equipment.  The Company’s objective is to exploit Industrial Internet-of-Things (IIoT), artificial intelligence (AI), and Cloud-computing technologies to offer a continuous, remote machine health monitoring service that provides actionable insights to manufacturers and continuous process facilities seeking an effective yet affordable predictive maintenance solution to help reduce equipment failures, avoid unscheduled downtimes, decrease equipment maintenance costs, and improve overall equipment efficiencies.  The Company’s head office in Los Angeles, CA.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information

The unaudited interim financial statements and related notes have been prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) for interim financial information, within the rules and regulations of the United States Securities and Exchange Commission (the “SEC”).  Certain information and disclosures normally included in the annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The unaudited interim financial statements have been prepared on a basis consistent with the audited financial statements and in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the results for the interim period presented and of the financial condition as of the date of the interim balance sheet.  The financial data and the other information disclosed in these notes to the interim financial statements related to the three-month period is unaudited. Unaudited interim results are not necessarily indicative of the results for the full fiscal year.

The accompanying unaudited interim condensed financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended June 30, 2023 included in the Company’s prospectus that forms a part of the Company’s Registration Statement on Form S-1 (File No. 333-274532) which was declared effective on November 13, 2023.

Use of Estimates

In preparing financial statements in conformity with US GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods.  Management makes these estimates using the best information available at the time the estimates are made.  However, actual results could differ materially from those estimates.  Current estimates relate to the fair value of the Company’s common stock issued for services.

Concentrations of Credit Risk

The Company maintains its cash with a major financial institution located in the United States of America which it believes to be credit worthy.  Balances are insured by the Federal Deposit Insurance Corporation up to $250,000.  At times, the Company may maintain balances in excess of the federally insured limits.

Cash

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Fair Value of Financial Instruments

Accounting Standards Codification (“ASC”) 820 “Fair Value Measurements and Disclosures”, defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and provides disclosure requirements for fair value measures.  The three levels are defined as follows:

•	Level 1 - inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

•

Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

•	Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value.

For cash and accounts payable it is management’s opinion that the carrying values are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization.

Revenue Recognition

The Company will account for revenue under ASC 606, “Revenue from Contracts with Customers”.  The Company will determine revenue recognition through the following steps:

•	Identification of a contract with a customer;

•	Identification of the performance obligations in the contract;

•	Determination of the transaction price;

•	Allocation of the transaction price to the performance obligations in the contract; and

•	Recognition of revenue when or as the performance obligations are satisfied

Revenue is recognized when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

To date, no revenues have been generated.

Research and Development

Research and development costs include costs to develop and refine technological processes used to carry out business operations.  Research and development costs charged to expense for the three months ended September 30, 2023 were $15,000.

Stock-Based Compensation

Stock-based compensation is accounted for in accordance with ASC Topic 718-10 “Compensation-Stock Compensation” (“ASC 718-10”). The Company measures all equity-based awards granted to employees, independent contractors and advisors based on the fair value on the date of the grant and recognizes compensation expense for those awards over the requisite service period, which is generally the vesting period of the respective award.

The Company classifies equity-based compensation expense in its statement of operations in the same manner in which the award recipient’s payroll or contractor costs are classified or in which the award recipient’s service payments are classified.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes pursuant to ASC 740 “Income Taxes”.  ASC 740 requires an asset and liability approach for financial accounting and reporting for income taxes and allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years.  Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Valuation allowances are provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.  The provision for income taxes represents current taxes payable net of the change during the period in deferred tax assets and liabilities.

Earnings (Loss) per Share

Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings (loss) per share reflects the actual weighted average of common shares issued and outstanding during the period, adjusted for potentially dilutive securities outstanding. Potentially dilutive securities are excluded from the computation of the diluted net earnings (loss) per share if their inclusion would be anti-dilutive. The Company had no dilutive securities for the three months ended September 30, 2023.

Recently Issued Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

NOTE 3 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.

The Company has generated no revenues and incurred losses since inception, resulting in an accumulated deficit of $336,884 as of September 30, 2023 and further losses are anticipated in the development of the Company’s business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors, private placement of common stock, and/or a registered offering of its common stock.

NOTE 4 – RELATED PARTY TRANSACTIONS

Related party transactions are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.  Related parties are natural persons or other entities that have the ability, directly, or indirectly, to control another party or exercise significant influence over the party in making financial and operating decisions.  Related parties include other parties that are subject to common control or that are subject to common significant influences.

During the three months ended September 30, 2023, the Company repaid related party payables of $28,860 and advances of $500.

See Note 5 for stock issued for services and sold for cash to founders, officers and directors, and advisors.

NOTE 5 – STOCKHOLDERS’ EQUITY

The Company’s authorized capital consists of eighty-five million (85,000,000) shares, comprised of: (i) seventy-five million (75,000,000) shares of Common Stock, par value $0.001 per share (the “Common Stock”); and (ii) 10,000,000 shares of blank check Preferred Stock, par value $0.001 per share (the “Preferred Stock”).

During the period from July 1, 2023 to September 30, 2023, the Company continued its private placement offering whereby 1,927,980 shares of common stock were issued at a price of $0.10 per share for a total of $192,798 in cash proceeds.

On July 12, 2023, at a special meeting of the Board of Directors, the Board appointed Michael J. Portera as a Director and Chief Financial Officer, and Company issued 1,500,000 shares of its restricted common stock, having a fair value of $150,000, based on its latest private placement offering price at $0.10 per share.  A total of $150,000 stock-based compensation was recognized during the three-months ended September 30, 2023 and is included in general and administrative in the accompanying statement of operations.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company may be subject to pending legal proceedings and regulatory actions in the ordinary course of business. The results of such proceedings cannot be predicted with certainty, but the Company does not anticipate that the final outcome, if any, arising out of any such matters will have a material adverse effect on its business, financial condition or results of operations.

NOTE 7 – SUBSEQUENT EVENTS

On October 2, 2023, we entered into a Software Development Agreement with CORSAC Technologies Corporation, a non-related party, for the software development of the Nexscient SaaS platform.  Pursuant to the agreement, the cost of the initial software development version is estimated to range between approximately $68,000 to $95,000.

Management has evaluated subsequent events through December 27, 2023, the date the financial statements were available to be issued.  Based on this evaluation, no material events were identified which require adjustment or disclosure in these financial statements, other than described above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q.

Overview

We were incorporated in the State of Delaware on March 14, 2023.  We intend to offer of a continuous, remote condition-based monitoring solution for manufacturers and continuous production facilities seeking to implement a Predictive Maintenance (PdM) program.  Our platform leverages the latest IIoT technology with edge processing, machine-learning/AI algorithms, and Cloud computing infrastructure to collect, diagnose and transmit critical information about machine health and performance.  Unlike other condition-monitoring programs on the market today, we take a unique approach by offering a remote, continuous monitoring solution that is autonomous and machine agnostic with no equipment purchase requirement.  Designed as a scalable, stand-alone solution, our solution does not depend on integration with any control or IT system for its data source.  Our design uses a mesh network of data collection nodes that are externally-mounted to the outer casing of the equipment being monitored and data is collected via three on-board sensors, including acoustic, vibration and temperature.  Compatible with virtually all rotating machinery, regardless of age, make, model or condition, the nodes collect and securely transmit pertinent data from the on-board sensors via a secure gateway to our Cloud-based analytics platform for processing and diagnosis.

Results of Operations for the three months ended September 30, 2023

The Company was incorporated on March 14, 2023 and has a June 30 fiscal year-end, therefore has limited comparable history.  There was no comparable period in the prior year for the below analysis.

Revenues

We are in our development stage and have not generated revenues for the three months ended September 30, 2023.

Operating Expenses

We incurred operating expenses of $243,118 for the three months ended September 30, 2023.  A total of $15,000 was attributed to research and development activities related to the Company’s SaaS platform, while the balance of these expenses incurred was related to general and administrative expenses, which include legal and accounting, travel and lodging, and consulting fees, of which $150,000 was a non-cash expense attributable to shares issued to the Chief Financial Officer as compensation.

Net Loss

We incurred a net loss of $243,118 for the three months ended September 30, 2023, primarily as a result of incurring the abovementioned operating expenses while not generating any revenues.

Liquidity and Capital Resources

As at September 30, 2023, the Company has $436,128 cash on hand, an accumulated net loss of $336,884 and no revenue to cover its operating costs.  Our burn rate is approximately $61,500 per month.  Presently, our operations are being funded by funds previously raised and we believe our currently available capital resources are sufficient to sustain our operations for a minimum of six (6) months.  The Company intends to fund future operations through its registered offering of common stock and other public offerings or private financing arrangements.  The ability of the Company to realize its business plan is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash Flow from Operating Activities

For the three months ended September 30, 2023, the cash flows used in the Company’s operating activities was $113,129, primarily used to fund general and administrative expenses.

Cash Flow from Investing Activities

For the three months ended September 30, 2023, the Company did not record any cash transactions from investing activities.

Cash Flow from Financing Activities

For the three months ended September 30, 2023, the net cash provided by financing activities by the Company was $346,798.  The cash provided by financing activities is related to increases in proceeds received from sales of our common stock.

Contractual Obligations

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Future Financings

We will continue to rely on equity sales of our common shares and debt proceeds in order to continue to fund our business operations.  Issuances of additional shares will result in dilution to existing stockholders.  There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities.

Expected Purchase or Sale of Significant Equipment

We do not anticipate the purchase or sale of any significant equipment, as such items are not required by us at this time or in the next twelve months.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Disagreements with Accountants on Accounting and Financial Disclosure

In connection with the review of the financial statements of the Company for the three months ended September 30, 2023, there were no disagreements on any matter of accounting principles or practices, financial statement disclosures, or scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with dbbmckennon’s opinion to the subject matter of the disagreement.

In connection with the financial statements of the Company for the three months ended September 30, 2023, there have been no reportable events with the Company as set forth in Item 304(a)(1)(v) of Regulation S-K.

Critical Accounting Policies

This summary of significant accounting policies is presented to assist in understanding the financial statements.  The financial statements and notes are representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to the United States of America (“US GAAP”) and have been consistently applied in the preparation of the financial statements.

Stock-Based Compensation

Stock-based compensation is accounted for in accordance with ASC Topic 718-10 “Compensation-Stock Compensation” (“ASC 718-10”).  The Company measures all equity-based awards granted to employees, independent contractors and advisors based on the fair value on the date of the grant and recognizes compensation expense for those awards over the requisite service period, which is generally the vesting period of the respective award.

The Company classifies equity-based compensation expense in its statement of operations in the same manner in which the award recipient’s payroll or contractor costs are classified or in which the award recipient’s service payments are classified.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on this evaluation, our principal executive and principal financial officers concluded as of September 30, 2023, that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

Identified Material Weakness

A material weakness in our internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.  Management identified the following material weakness during its assessment of internal controls over financial reporting, which are primarily due to the size of the Company and available resources:

Personnel:  There are limited personnel to assist with the accounting and financial reporting function, which results in: (i) a lack of segregation of duties and (ii) controls that may not be adequately designed or operating effectively.  Despite the existence of material weaknesses, the Company believes the financial information presented herein is materially correct and fairly presents the financial position and operating results of the three months ended September 30, 2023, in accordance with GAAP. The Company intends to seek qualified accounting staff to expand its internal accounting and reporting functions.

Audit Committee:  We do not yet have an audit committee, and we lack a financial expert.  During 2024, the Board expects to appoint an Audit Committee and to identify a committee Chairman who is an “audit committee financial expert” as defined by the Securities and Exchange Commission (“SEC”) and as adopted under the Sarbanes-Oxley Act of 2002.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting subsequent to the fiscal year ended June 30, 2023, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Company is not required by current SEC rules to include, and does not include, an auditor’s attestation report.  The Company’s registered public accounting firm has not attested to Management’s reports on the Company’s internal control over financial reporting.

Limitations of the Effectiveness of Disclosure Controls and Internal Controls

Our management, including our Principal Executive Officer and Principal Financial Officer, does not expect that our disclosure controls and internal controls will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions; over time, a control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company may become subject to various legal proceedings that are incidental to the ordinary conduct of its business. Although the Company cannot accurately predict the amount of any liability that may ultimately arise with respect to any of these matters, it makes provision for potential liabilities when it deems them probable and reasonably estimable. These provisions are based on current information and legal advice and may be adjusted from time to time according to developments.

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the period July 1, 2023 to September 30, 2023, the Company completed its private placement whereby a total of 1,927,980 common shares were issued at a price of $0.10 per share for a total of $192,798 in cash proceeds. There have been no share issuances subsequent to September 30, 2023 through the date of this Report. The proceeds from the sale of the shares shall be used for development of the Company’s SaaS platform, working capital, and general corporate purposes.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None.

Item 6. Exhibits

	Exhibit Number	Description
	3.1	Certificate of Incorporation filed with the Delaware Secretary of State on March 14, 2023(1)
	3.2	Amended and Restated Certificate of Incorporation dated May 9, 2023(1)
	3.3	Bylaws(1)
	10.1	Bookkeeping Services Agreement with David E. Tannous, dated March 23, 2023(2)
	10.2	Board Member Consulting Agreement Eric Manlunas, dated May 17, 2023(2)
	10.3	Consulting Agreement with MJP Consulting, LLC, dated June 1, 2023(2)
	10.4	Software Development Agreement with CORSAC Technologies dated October 2, 2023(2)
*	31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*	31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	¥32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	¥32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	101.INS	Inline XBRL Instance Document – the instance document does not appear in Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document
	101.SCH	Inline XBRL Taxonomy Extension Schema Document
	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
	104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

¥ This exhibit is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act or the Exchange Act, except as otherwise stated in such filing.

(1) Previously filed as an exhibit to Registration Statement on Form S-1 filed with SEC on September 21, 2023, incorporated herein by reference.

(2) Previously filed as an exhibit to Registration Statement, as amended, on Form S-1/A filed with the SEC on October 19, 2023, incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXSCIENT, INC.

Date: December 27, 2023	/s/ Fred E. Tannous
By: Fred E. Tannous
Title: President, & Chief (Principal) Executive Officer

Date: December 27, 2023	/s/ Michael J. Portera
By: Michael J. Portera
Title: CFO and Chief (Principal) Accounting Officer

