Form 10-Q
period 2023-12-31
Nexscient, Inc.
filed 2024-02-12
CIK 1976663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _____________to _____________

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.):

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

As of February 9, 2024, there were 20,128,645 shares of common stock issued and outstanding, par value, $0.001 per share.

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

2

NEXSCIENT, INC.

FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2023

3

NEXSCIENT, INC.

BALANCE SHEETS

AS OF DECEMBER 31, 2023 AND JUNE 30, 2023

(unaudited)

	December 31, 2023	June 30, 2023
ASSETS
Current Assets
Cash	$243,120	$202,459
Total current assets	243,120	202,459
TOTAL ASSETS	$243,120	$202,459

LIABILITIES AND STOCKOLDERS’ EQUITY
Current liabilities
Accounts payable	$14,371	$-
Accounts payable - related party	-	28,860
Advances from related party	-	500
Total current liabilities	14,371	29,360
TOTAL LIABILITIES	$14,371	$29,360

Commitments and Contingencies (Note 6)

STOCKHOLDERS’ EQUITY

Preferred Stock
10,000,000 shares authorized, $0.001 par value, 0 shares issued and outstanding at December 31 and June 30, 2023, respectively	$-	$-
Common Stock
75,000,000 shares authorized, $0.001 par value, 19,992,645 and 16,528,000 shares issued and outstanding at December 31 and June 30, 2023, respectively	19,993	16,528
Additional paid-in capital	771,670	404,837
Subscriptions receivable	(9,999)	(154,500)
Accumulated deficit	(552,915)	(93,766)
TOTAL STOCKHOLDERS’ EQUITY	$228,749	$173,099

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$243,120	$202,459

The accompanying notes are an integral part of these financial statements

NEXSCIENT, INC.

STATEMENT OF OPERATIONS

FOR THE PERIODS ENDED DECEMBER 31, 2023

(unaudited)

	Three Months Ended December 31, 2023	Six Months Ended December 31, 2023

REVENUES	$-	$-

OPERATING EXPENSES
Research and development	50,160	65,160
General and administrative	165,871	393,989
TOTAL OPERATING EXPENSES	$216,031	$459,149

NET LOSS	$(216,031)	$(459,149)
BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.01)	$(0.02)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	19,967,030	19,759,997

The accompanying notes are an integral part of these financial statements.

NEXSCIENT, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited)

	Preferred Stock Shares	Preferred Stock	Common Stock Shares	Common Stock	Additional Paid-In Capital	Subscriptions Receivable	Accumulated Deficit	Total Stockholders' Equity
Balance, June 30, 2023	-	$-	16,528,000	$16,528	$404,837	$(154,500)	$(93,766)	$173,099
Stock issued for service	-	-	1,500,000	1,500	148,500	-	-	150,000
Stock issued for cash	-	-	1,927,980	1,928	190,870	154,500	-	347,298
Net loss	-	-	-				(243,118)	(243,118)
Balance, September 30, 2023	-	$-	19,955,980	$19,956	$744,207	$-	$(336,884)	$427,279
Stock issued for cash	-	-	36,665	37	27,463	(9,999)	-	17,501
Net loss	-	-	-				(216,031)	(216,031)
Balance, December 31, 2023	-	$-	19,992,645	$19,993	$771,670	$(9,999)	$(552,915)	$228,749

The accompanying notes are an integral part of these financial statements

NEXSCIENT, INC.

STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2023

(unaudited)

Six Months Ended December 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(459,149)
Adjustments to reconcile net loss to net cash used in operating activities
Shares issued for services	150,000
Changes in operating assets and liabilities:
Accounts payable	(14,489)
NET CASH USED IN OPERATING ACTIVITIES	(323,638)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of advance from related party	(500)
Proceeds from shares issued for cash	210,299
Proceeds from subscriptions receivable	154,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	364,299

NET INCREASE IN CASH	40,661
CASH AT BEGINNING OF THE PERIOD	202,459
CASH AT END OF THE PERIOD	$243,120

Non-cash investing and financing activities:
Shares issued for subscriptions receivable	$9,999

Cash paid for income taxes	$-
Cash paid for interest	$-

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

The accompanying unaudited interim condensed financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the period ended June 30, 2023 included in the Company’s prospectus that forms a part of the Company’s Registration Statement on Form S-1 (File No. 333-274532) which was declared effective on November 13, 2023.

Research and Development

Research and development costs include costs to develop and refine technological processes used to carry out business operations.  Research and development costs charged to expense for the three and six months ended December 31, 2023 were $50,160 and $65,160, respectively. These costs are attributed to the Company’s development of its SaaS platform.

Earnings (Loss) per Share

Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings (loss) per share reflects the actual weighted average of common shares issued and outstanding during the period, adjusted for potentially dilutive securities outstanding. Potentially dilutive securities are excluded from the computation of the diluted net earnings (loss) per share if their inclusion would be anti-dilutive. The Company had no dilutive securities for the three and six months ended December 31, 2023.

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

The Company has generated no revenues and incurred losses since inception, resulting in an accumulated deficit of $552,915 as of December 31, 2023 and further losses are anticipated in the development of the Company’s business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company issued a short-term loan to our Chief Financial Officer (see Note 7 - Subsequent Events).

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

During the three months ended December 31, 2023, and subsequent to the Company’s registration statement being declared effective by the Securities and Exchange Commission, the Company sold 36,665 shares of its common stock at the offering price of $0.75 per share for a total of $17,500 in cash proceeds and a subscription payable in the amount of $9,999.

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

NOTE 7 – SUBSEQUENT EVENTS

Effective January 1, 2024, the Company establish a Board of Advisors (the “Advisory Board”), whereby appointed members would provide beneficial tasks to the Company and its management, including but not limited to, participating in quarterly meetings, providing guidance on development, marketing and overall strategy, and other issues on as-needed basis.  Compensation includes a one-time grant of 16,000 shares of the Company’s common stock, which would equally vest over a one-year term.  Inaugural members of the Advisory Board included four individuals.

On January 12, 2024, the Company issued a loan to our Chief Financial Officer in the amount of $15,000.  The term of the loan is three months, with an annual interest rate of 8% on the principal amount, paid at maturity.  The loan was evidenced with a Promissory Note issued by the borrowing officer.

On January 14, 2024, the Company entered into a Consulting Agreement with a non-related party for services related to the development of the Company’s SaaS platform.  Pursuant to the agreement, compensation is based on a combination of cash and stock.  The cash component consists of $5,000 paid monthly over six months ($30,000); and the stock component consists of a one-time stock grant of 72,000 shares that vest evenly over the term of the agreement.  The value of the stock portion is estimated at $54,000, based on the latest offering price of the Company’s common stock at $0.75 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q.

Overview

We were incorporated in the State of Delaware on March 14, 2023.  We intend to offer of a continuous, remote condition-based monitoring solution for manufacturers and continuous production facilities seeking to implement a Prescriptive Maintenance (RxM) program.  Our platform leverages the latest IIoT technology with edge processing, machine-learning/AI algorithms, and Cloud computing infrastructure to collect, diagnose and transmit critical information about machine health and performance.  Unlike other condition-monitoring programs on the market today, we take a unique approach by offering a remote, continuous monitoring solution that is autonomous and machine agnostic with no equipment purchase requirement.  Designed as a scalable, stand-alone solution, our solution does not depend on integration with any control or IT system for its data source.  Our design uses a mesh network of data collection nodes that are externally-mounted to the outer casing of the equipment being monitored and data is collected via three on-board sensors, including acoustic, vibration and temperature.  Compatible with virtually all rotating machinery, regardless of age, make, model or condition, the nodes collect and securely transmit pertinent data from the on-board sensors via a secure gateway to our Cloud-based analytics platform for processing and diagnosis.

The Company was incorporated on March 14, 2023 and has a June 30 fiscal year-end, therefore has limited comparable history.  There was no comparable period in the prior year for the below analysis.

Results of Operations for the three months ended December 31, 2023

Revenues.  We are in our development stage and have not generated revenues for the three months ended December 31, 2023.

Operating Expenses.  We incurred operating expenses of $216,031 for the three months ended December 31, 2023.  Of this total, $50,160 was attributed to research and development activities related to the Company’s SaaS platform, while the balance of these expenses incurred was related to general and administrative expenses, which include legal and accounting, travel and lodging, and management fees.

Net Loss.  We incurred a net loss of $216,031 for the three months ended December 31, 2023, primarily as a result of incurring the above-mentioned operating expenses while not generating any revenues.

Results of Operations for the six months ended December 31, 2023

Revenues.  We are in our development stage and have not generated revenues for the six months ended December 31, 2023.

Operating Expenses.  We incurred operating expenses of $459,149 for the six months ended December 31, 2023.  Of this total, $65,160 was attributed to research and development activities related to the Company’s SaaS platform and $150,000 was a non-cash expenses related to the issuance of shares as incentive in recruiting our Chief Financial Officer.  The balance of expenses incurred was related to general and administrative expenses, which include legal and accounting, travel and lodging, and management fees.

Net Loss.  We incurred a net loss of $459,149 for the six months ended December 31, 2023, primarily as a result of incurring the above-mentioned operating expenses while not generating any revenues.

Liquidity and Capital Resources

As at December 31, 2023, the Company has $243,120 cash on hand, an accumulated net loss of $552,915 and no revenue to cover its operating costs.  Our burn rate is approximately $61,500 per month.  Presently, our operations are being funded by funds previously raised and we believe our currently available capital resources are sufficient to sustain our operations for a minimum of four (4) months.   The Company intends to fund future operations through its registered offering of common stock and other public offerings or private financing arrangements.  The ability of the Company to realize its business plan is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash Flow from Operating Activities

For the six months ended December 31, 2023, the cash flows used in the Company’s operating activities was $323,638, primarily used to fund general and administrative expenses.

Cash Flow from Investing Activities

For the six months ended December 31, 2023, the Company did not record any cash transactions from investing activities.

Cash Flow from Financing Activities

For the six months ended December 31, 2023, the net cash provided by financing activities by the Company was $364,299.  The cash provided by financing activities is related to proceeds received from sales of our common stock.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on this evaluation, our principal executive and principal financial officers concluded as of December 31, 2023, that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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

Personnel:  There are limited personnel to assist with the accounting and financial reporting function, which results in: (i) a lack of segregation of duties and (ii) controls that may not be adequately designed or operating effectively.  Despite the existence of material weaknesses, the Company believes the financial information presented herein is materially correct and fairly presents the financial position and operating results of the three and six months ended December 31, 2023, in accordance with GAAP.  The Company intends to seek qualified accounting staff to expand its internal accounting and reporting functions.

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

None.

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

NEXSCIENT, INC.

Date: February 9, 2024	/s/ Fred E. Tannous
By: Fred E. Tannous
Title: President, & Chief (Principal) Executive Officer

Date: February 9, 2024	/s/ Michael J. Portera
By: Michael J. Portera
Title: CFO and Chief (Principal) Accounting Officer

