Form 10-Q
period 2024-03-31
Nexscient, Inc.
filed 2024-05-15
CIK 1976663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _____________ to ____________.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

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

As of May 15, 2024, there were 20,421,312 shares of common stock issued and outstanding, par value, $0.001 per share.

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

2

NEXSCIENT, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2024

3

NEXSCIENT, INC.

BALANCE SHEETS

AS OF MARCH 31, 2024 AND JUNE 30, 2023

(unaudited)

	March 31, 2024	June 30, 2023
ASSETS
Current Assets
Cash	$169,456	$202,459
Prepaid expenses	63,000	-
Total current assets	232,456	202,459
TOTAL ASSETS	$232,456	$202,459

LIABILITIES AND STOCKOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,500	$-
Accounts payable - related party	-	28,860
Advances from related party	-	500
Total current liabilities	14,500	29,360
TOTAL LIABILITIES	$14,500	$29,360

Commitments and Contingencies (Note 6)

STOCKHOLDERS’ EQUITY

Preferred Stock 10,000,000 shares authorized, $0.001 par value, 0 shares issued and outstanding at March 31, 2024 and June 30, 2023, respectively	$-	$-
Common Stock 75,000,000 shares authorized, $0.001 par value, 20,254,645 and 16,528,000 shares issued and outstanding at March 31, 2024 and June 30, 2023, respectively	20,255	16,528
Additional paid-in capital	967,908	404,837
Subscriptions receivable	-	(154,500)
Accumulated deficit	(770,207)	(93,766)
TOTAL STOCKHOLDERS’ EQUITY	$217,956	$173,099

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$232,456	$202,459

The accompanying notes are an integral part of these financial statements

NEXSCIENT, INC.

STATEMENT OF OPERATIONS

FOR THE PERIODS ENDED MARCH 31, 2024 AND MARCH 31, 2023

(unaudited)

	Three Months Ended March 31, 2024	March 14, 2023 (Inception) to March 31, 2023	Nine Months Ended March 31, 2024

REVENUES	$-	$-	$-

OPERATING EXPENSES
Research and development	58,957	-	124,117
General and administrative	158,335	20,569	552,324
TOTAL OPERATING EXPENSES	$217,292	$20,569	$676,441

NET LOSS	$(217,292)	$(20,569)	$(676,441)
BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.01)	$(0.00)	$(0.03)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	20,172,975	9,270,833	19,889,112

The accompanying notes are an integral part of these financial statements.

NEXSCIENT, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited)

	Preferred Stock Shares	Preferred Stock	Common Stock Shares	Common Stock	Additional Paid-In Capital	Subscriptions Receivable	Accumulated Deficit	Total Stockholders' Equity
Balance, March 14, 2023 (inception)	-	$-	-	$-	$-	$-	$-	$-
Stock issued to founders	-	-	10,525,000	10,525	-	-	-	10,525
Stock issued for services	-	-	1,000,000	1,000	9,000	-	-	10,000
Net loss	-	-	-				(20,569)	(20,569)
Balance, March 31, 2023	-	$-	11,525,000	$11,525	$9,000	$-	$(20,569)	$(44)

Balance, June 30, 2023	-	$-	16,528,000	$16,528	$404,837	$(154,500)	$(93,766)	$173,099
Stock issued for service	-	-	1,500,000	1,500	148,500	-	-	150,000
Stock issued for cash	-	-	1,927,980	1,928	190,870	154,500	-	347,298
Net loss	-	-	-				(243,118)	(243,118)
Balance, September 30, 2023	-	$-	19,955,980	$19,956	$744,207	$-	$(336,884)	$427,279
Stock issued for cash	-	-	36,665	37	27,463	(9,999)	-	17,501
Net loss	-	-	-				(216,031)	(216,031)
Balance, December 31, 2023	-	$-	19,992,645	$19,993	$771,670	$(9,999)	$(552,915)	$228,749
Stock issued for services	-	-	136,000	136	101,864	-	-	102,000
Stock issued for cash	-	-	126,000	126	94,374	9,999	-	104,499
Net loss	-	-	-	-	-	-	(217,292)	(217,292)
Balance, March 31, 2024	-	$-	20,254,645	$20,255	$967,908	$-	$(770,207)	$217,956

The accompanying notes are an integral part of these financial statements

NEXSCIENT, INC.

STATEMENT OF CASH FLOWS

FOR THE PERIODS ENDED MARCH 31, 2024 AND MARCH 31, 2023

(unaudited)

	Nine Months Ended March 31, 2024	March 14, 2023 (Inception) to March 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(676,441)	$(20,569)
Adjustments to reconcile net loss to net cash used in operating activities
Shares issued for services	189,000	20,525
Changes in operating assets and liabilities:
Accounts payable	(14,359)	-
NET CASH USED IN OPERATING ACTIVITIES	(501,800)	(44)

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from related party	-	500
Repayment of advance from related party	(500)	-
Proceeds from shares issued for cash	469,297	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	468,797	500

NET INCREASE (DECREASE) IN CASH	(33,003)	456
CASH AT BEGINNING OF THE PERIOD	202,459	-
CASH AT END OF THE PERIOD	$169,456	$456

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information

The unaudited interim financial statements and related notes have been prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) for interim financial information, within the rules and regulations of the United States Securities and Exchange Commission (the “SEC”).  Certain information and disclosures normally included in the annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The unaudited interim financial statements have been prepared on a basis consistent with the audited financial statements and in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the results for the interim period presented and of the financial condition as of the date of the interim balance sheet.  The financial data and the other information disclosed in these notes to the interim financial statements related to the three-and nine-month periods are unaudited. Unaudited interim results are not necessarily indicative of the results for the full fiscal year.

The accompanying unaudited interim condensed financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the period ended June 30, 2023 included in the Company’s prospectus that forms a part of the Company’s Registration Statement on Form S-1 (File No. 333-274532) which was declared effective on November 13, 2023.

Research and Development

Research and development costs include costs to develop and refine technological processes used to carry out business operations.  Research and development costs charged to expense for the three and nine months ended March 31, 2024 were $58,957 and $124,117, respectively.  Comparatively, the Company had no research and development expenses from inception to the same period ended March 31, 2023.  These costs are attributed to the Company’s non-capitalizable development of its SaaS platform.

Earnings (Loss) per Share

Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings (loss) per share reflects the actual weighted average of common shares issued and outstanding during the period, adjusted for potentially dilutive securities outstanding. Potentially dilutive securities are excluded from the computation of the diluted net earnings (loss) per share if their inclusion would be anti-dilutive.  The Company had no dilutive securities for the three and nine months ended March 31, 2024.

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

The Company has generated no revenues and incurred losses since inception, resulting in an accumulated deficit of $770,207 as of March 31, 2024 and further losses are anticipated in the development of the Company’s business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

During the nine months ended March 31, 2024, and subsequent to the Company’s registration statement being declared effective by the Securities and Exchange Commission, the Company sold 162,665 shares of its common stock at the offering price of $0.75 per share for a total of $122,000 in cash proceeds.

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

NOTE 7 – SUBSEQUENT EVENTS

On April 1, 2024, the Company entered into an Agreement for Interface Design and Brand Development with a third party for services related to user interface and brand development of the Company’s SaaS platform.  Pursuant to the agreement, compensation is paid in 100,000 shares of the Company’s common stock.  The value of the stock is estimated at $75,000, based on the latest offering price of the Company’s common stock at $0.75 per share.

On April 30, 2024, the Company sold 66,667 shares of the Company’s common stock, amounting to an investment amount of $50,000, at the price of $0.75 per share under its current registered offering.

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

The Company was incorporated on March 14, 2023 and has a June 30 fiscal year-end, therefore has limited comparable history.  The prior period was a partial period with minimal activity; and therefore, has been excluded from analysis as there is no relevant comparable information.

Results of Operations for the three months ended March 31, 2024.

Revenues.  We are in our development stage and have not generated revenues for the three months ended March 31, 2024.

Operating Expenses.  We incurred operating expenses of $217,292 for the three months ended March 31, 2024.  Of this total, $58,957 was attributed to research and development activities related to the Company’s SaaS platform and the balance of these expenses incurred was related to general and administrative expenses, including legal and accounting, travel and lodging, and management fees, of which $39,000 was a non-cash expense related to the issuance of shares as compensation for services to consultants and advisory board members.

Net Loss.  We incurred a net loss of $217,292 for the three months ended March 31, 2024, primarily as a result of incurring the above-mentioned operating expenses while not generating any revenues.

Results of Operations for the nine months ended March 31, 2024.

Revenues.  We are in our development stage and have not generated revenues for the nine months ended March 31, 2024.

Operating Expenses.  We incurred operating expenses of $676,441 for the nine months ended March 31, 2024.  Of this total, $124,117 was attributed to research and development activities related to the Company’s SaaS platform and $189,000 was a non-cash expenses related to the issuance of shares as incentive for recruiting our CFO and compensation for members of our advisory board and consultants.  The balance of expenses incurred was related to general and administrative expenses, which include legal and accounting, travel and lodging, and management fees.

Net Loss.  We incurred a net loss of $676,441 for the nine months ended March 31, 2024, primarily as a result of incurring the above-mentioned operating expenses while not generating any revenues.

Liquidity and Capital Resources

As at March 31, 2024, the Company has $169,456 cash on hand, an accumulated net loss of $707,207 and no revenue to cover its operating costs.  Our burn rate is approximately $61,500 per month. Presently, our operations are being funded by funds previously raised and we believe our currently available capital resources are sufficient to sustain our operations for a maximum of three (3) months.The Company intends to fund future operations through its registered offering of common stock and other public offerings or private financing arrangements. The ability of the Company to realize its business plan is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash Flow from Operating Activities

For the nine months ended March 31, 2024, the cash flows used in the Company’s operating activities was $501,800, primarily used to fund general and administrative expenses.

Cash Flow from Investing Activities

For the nine months ended March 31, 2024, the Company did not record any cash transactions from investing activities.

Cash Flow from Financing Activities

For the nine months ended March 31, 2024, the net cash provided by financing activities by the Company was $468,797.  The cash provided by financing activities is related to proceeds received from sales of our common stock.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on this evaluation, our principal executive and principal financial officers concluded as of March 31, 2024, that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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

Personnel: There are limited personnel to assist with the accounting and financial reporting function, which results in: (i) a lack of segregation of duties and (ii) controls that may not be adequately designed or operating effectively.  Despite the existence of material weaknesses, the Company believes the financial information presented herein is materially correct and fairly presents the financial position and operating results of the three months ended March 31, 2024, in accordance with GAAP.  The Company intends to seek qualified accounting staff to expand its internal accounting and reporting functions.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
3.1	Certificate of Incorporation filed with the Delaware Secretary of State on March 14, 2023(1)
3.2	Amended and Restated Certificate of Incorporation dated May 9, 2023(1)
3.3	Bylaws(1)
10.1	Bookkeeping Services Agreement with David E. Tannous, dated March 23, 2023(2)
10.2	Board Member Consulting Agreement Eric Manlunas, dated May 17, 2023(2)
10.3	Consulting Agreement with MJP Consulting, LLC, dated June 1, 2023(2)
10.4	Software Development Agreement with CORSAC Technologies dated October 2, 2023(2)
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1¥	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2¥	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

NEXSCIENT, INC.

Date: May 15, 2024	/s/ Fred E. Tannous
By: Fred E. Tannous
Title: President, & Chief (Principal) Executive Officer

Date: May 15, 2024	/s/ Michael J. Portera
By: Michael J. Portera
Title: CFO and Chief (Principal) Accounting Officer

