Form 10-K
period 2024-06-30
Nexscient, Inc.
filed 2024-10-01
CIK 1976663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 333-274532

NEXSCIENT, INC.
(Exact name of registrant as specified in its charter)

Delaware	7372	92-2915192
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Number)

2029 Century Park East, Suite 400

Los Angeles, California 90067

(Address of principal executive offices, including ZIP code)

(310) 494-6620

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Title of each class	Trading Symbol	Name of exchange on which registered
---	---	---

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒.

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒.

As of September 30, 2024 there were 20,421,312 shares of common stock issued and outstanding, par value $0.001 per share.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information included in this Annual Report on Form 10-K and other filings of the Registrant under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as information communicated orally or in writing between the dates of such filings, contains or may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.  Forward-looking statements in this Annual Report on Form 10-K, including without limitation, statements related to our plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from expected results.  Among these risks, trends and uncertainties are the availability of working capital to fund our operations, the competitive market in which we operate, the efficient and uninterrupted operation of our computer and communications systems, our ability to generate a profit and execute our business plan, the retention of key personnel, our ability to protect and defend our intellectual property, the effects of governmental regulation, and other risks identified in the Registrant’s filings with the Securities and Exchange Commission from time to time.

In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology. Although the Registrant believes that the expectations reflected in the forward-looking statements contained herein are reasonable, the Registrant cannot guarantee future results, levels of activity, performance or achievements.  Moreover, neither the Registrant, nor any other person, assumes responsibility for the accuracy and completeness of such statements.  The Registrant is under no duty to update any of the forward-looking statements contained herein after the date of this Annual Report on Form 10-K.

PART I

Item 1. Business

The Company Overview

Nexscient, Inc. (the “Company”) is early-stage company engaged in the business of developing a Software as a Service (SaaS) platform for commercialization that intends to exploit Industrial Internet-of-Things (IIoT), Artificial Intelligence (AI), and Cloud-computing technologies to deliver an innovative solution for manufacturers and continuous production facilities in the industrial automation sector that helps reduce equipment failures, avoid unscheduled downtimes, decrease equipment maintenance costs, and improve overall equipment efficiencies.  The platform is currently under development.

Corporate History and General Information about the Company

Nexscient, Inc. was incorporated in the State of Delaware on March 14, 2023.  Our fiscal year end is June 30.  We are a development stage enterprise.  Our principal office is located at 2029 Century Park East, Suite 400, Los Angeles, CA 90067.  Our telephone number is (310) 494-6620 and our e-mail contact is info@nexscient.com.  Our website can be viewed at nexscient.ai.

Addressing the shortcomings of most existing condition-based monitoring products on the market today, Nexscient is taking a unique approach by developing a remote, continuous monitoring solution as a subscription-based service -- one that not only will offer all of the benefits of condition-based monitoring diagnostic system through vibration and acoustic analysis, but also will offer those benefits with (i) no upfront capital expense of equipment and software purchases; (ii) no need to update and maintain and update purchased diagnostic equipment and software, (iii) no requirement for specialized training of maintenance personnel; and (iv) no need for licensing, maintaining, and updating software.  From a financial perspective, our solution is more affordable because it does not require upfront investment and shifts what would be a capital expenditure to an operating expense for the customer.  For the Company, our business model provides a pathway to profitability through recurring stream of revenues that can be realized through a growing base of subscribers and subscriptions.

Business and Market Summary

Nexscient represents the next-generation, wireless condition monitoring solution that is robust, secure, and scalable, offering manufacturers and continuous-process facilities a powerful new tool for not only reducing maintenance costs and protecting against potentially adverse conditions due to unexpected machine failures, but also improving production schedules, product quality and yield, and overall equipment efficiencies.  Having instant access to accurate and timely information provides plant managers with a notable advantage in making front-end decisions that can improve return on investment.  Through its subscription-based service, Nexscient expects to offer increased visibility, analytics, and continuous connectivity that not only provides an immediate solution to avert sudden machine failures, but also enables actionable insights into machine health and recommends adjustments for optimal performance.  We intend to generate revenues initially from subscription fees and may generate additional revenues from premium service offerings as well as consulting services that may be offered directly to customers.

The Industry/Marketplace

The maintenance of manufacturing equipment such as motors, pumps, compressors, and other industrial machinery is experiencing a major shift as new maintenance methods are increasingly being adopted across the industrial sector.  The emergence of ‘Industry 4.0’ and Industrial Automation is pushing companies to adopt IIoT and AI into their maintenance practices to achieve better outcomes from their operations.

Properly managing machine health plays an increasingly important role for continuous process, asset-intensive manufacturers in reducing operational expenditure, achieving superior cost efficiencies and resource utilization, and is becoming the top driver for many companies to remain competitive.  Efficient machine maintenance practices go a long way in improving factory floor operations and reducing unforeseen expenditures.

Typically, manufacturers allocate 40% of their operating budgets toward running critical equipment, with an additional 5-8% earmarked for maintenance of the same equipment.  Any unexpected equipment failure, not only increases the cost of operations, but also adversely affects asset utilization levels and ultimately impacts productivity.

Furthermore, the amount of money that is locked up in spare parts and inventory for repairs is in the tens of millions of dollars, because these parts often have such unexpected failures.  For example, an auto assembly factory can experience the ill effects of downtime misfortunes adding up to $22,000 per minute or approximately $1.3 million every hour1.  Likewise, an average manufacturing plant can have downtime costs extending in the vicinity of 5-20%.

The global predictive maintenance market is expected to grow from $5.66 billion in 2021 to $64.25 billion by 2030, witnessing a Compound Annual Growth Rate (CAGR) of 27.4% from 2022 to 2030, according to a market research report published by Next Move Strategy Consulting2.  The major factors fueling the market growth include the increasing use of emerging technologies to gain valuable insights, and growing need to reduce maintenance cost and downtime.

The global predictive maintenance market is driven by rising demand for smart factories and is expected to register significant growth due to technological advancement such as wireless technology and remote monitoring.  Remote monitoring is the most preferred monitoring process in continuous-process facilities that work continuously and are highly prone to flaws because it enables the operator to accurately collect data, which can be communicated immediately to all the concerned personnel.

Trends

The increasing advancements in efficiency and accuracy of machine condition monitoring equipment is resulting in growing demand for this equipment in several industries, as it maximizes machine productivity.  Through effective condition monitoring, it is possible to virtually eliminate plant downtime resulting from unexpected machine failure.  Condition monitoring facilitates planning of repairs during non-peak production hours.  As an outcome of machine maintenance planning, the actual repair/maintenance work is more cost effective than the traditional way.  Often, the overall effect of improved maintenance improves product quality.

Target Industries

Manufacturers and continuous process facilities using condition-based monitoring can be found in industries such as (i) automotive manufacturing, (ii) chemicals, (iii) metals and mining, (iv) oil & gas, (v) power & utilities and others, including (vi) food & beverage, (vii) cement, (viii) paper & pulp, (ix) pharmaceuticals, and (x) semiconductor & electronics.  Many of these industries are under continuous pressure to improve performance in a competitive and cost-sensitive environment.  Preventing machine downtime in production lines is a top priority.  Ends users in these industries are increasingly adopting condition-based monitoring to help improve their competitive standing.

_____________________________

1 According to a research study conducted by Nielsen Research in 2006 following survey of 101 manufacturing executives in the automotive industry. https://news.thomasnet.com/companystory/downtime-costs-auto-industry-22k-minute-survey-481017

2 Globe Newswire https://www.globenewswire.com/en/news-release/2022/08/24/2503654/0/en/Global-Predictive-Maintenance-Market-to-Generate-USD-64-25-Billion-by-2030-States-a-New-Report-by-Next-Move-Strategy-Consulting.html

Geographic Locations

North America dominated the market in 2022, accounting for over 36% share of the global revenue3.  The U.S. and Canada are slated to provide promising growth opportunities against bullish demand from power generation, aerospace, oil & gas, marine, and food & beverages industries.

The trend for vibration monitoring has become pronounced for oil condition monitoring in the oil and gas platform machinery lubricants.  The rapid growth in the energy sector as well as technological advancements in manufacturing sector spurred the demand for condition-based monitoring in other countries.  Also, the rising need for effective scheduling of machine maintenance as well as prediction of equipment failure across major industries, namely manufacturing, oil and gas and construction, are the major factors behind North America’s largest market share.  Manufacturers and continuous process facilities using condition-based monitoring can also be found in (i) Asia Pacific, (ii) Europe, (iii) Latin America, and (iv) Middle East/North Africa.

Operational & Financial Benefits

By leveraging the power of low-power sensor, edge processing, secure wireless connectivity, and Cloud computing technologies, we intend to develop an easy-to-use and affordable solution that helps continuous process, industrial facilities improve uptime and reliability, and optimize total cost of operations and maintenance.  Continuous condition monitoring can help manufacturers automate the entire orchestration of events–from sensing performance data, updating critical systems and predicting breakdowns to alerting appropriate personnel and triggering schedule repairs–with regard to equipment maintenance.  This makes continuous condition monitoring a compelling proposition for modern industrial facilities seeking to improve equipment productivity and cost competitiveness.

Our Products and Services

We are developing a Software as a Service (SaaS) platform that intends to exploit Industrial Internet-of-Things (IIoT), Artificial Intelligence (AI), and Cloud-computing technologies to deliver an innovative solution for manufacturers and continuous production facilities in the industrial automation sector that helps reduce equipment failures, avoid unscheduled downtimes, decrease equipment maintenance costs, and improve overall equipment efficiencies.

We are in the process of preparing the software development and functional requirements documentation that will be delivered to an outsourced third-party software development firm upon executing a software development agreement.  While we have not yet engaged any software development firm, we are in the process of evaluating qualified potential candidates.

When complete, the Nexscient predictive maintenance platform intends to offer a simple, cost-effective solution for continuous monitoring of rotating machinery.  Nexscient strives to become the next-generation, wireless condition monitoring solution that is robust, secure and scalable, offering manufacturers and continuous-process facilities a powerful new tool for, not only reducing maintenance costs and protecting against potentially adverse conditions due to unexpected machine failures, but also improving production schedules, product yield and overall quality.  Having instant access to accurate real-time data provides plant managers with a notable advantage in making front-end decisions that can improve return on investment.

AI Analytics

Our platform incorporates a combination of rule-based logic and machine learning/AI to achieve a short- and long-term view of the machine’s health.  We use machine learning/AI analytics to carefully monitor, diagnose and relay changes to a machine’s health status to designate personnel at the first sign of developing issues along with actionable insights.  Our continuous machine monitoring service, will not only send notification alerts with detailed malfunction analysis, but will also recommend corrective actions.

_____________________________

3 “Machine Condition Monitoring Market Size, Share & Trends Analysis Report, 2023 - 2030”, Grand View Research, 2022, https://www.grandviewresearch.com/industry-analysis/machine-condition-monitoring-market-report

The AegisOne Prescriptive Maintenance System

Nexscient’s AegisOne Prescriptive Maintenance System leverages the latest IIoT technology with edge processing, machine-learning/AI algorithms, and Cloud computing infrastructure to collect, diagnose and transmit critical information about machine health and performance.  Designed as a scalable, stand-alone service, Nexscient does not depend on integration with any control or IT system (i.e., SCADA, CMMS, MES, ERP, etc.)* for its data source.

Figure: Fundamental processes in Nexscient’s AegisOne Prescriptive Maintenance System

Collect: Sensors externally attach to the outer casing of the equipment being monitored and data is collected via three on-board sensors: vibration and temperature.  Collected data is processed and wirelessly transmitted to a secure gateway, which makes the information available in the Cloud for analysis and viewing via a Web browser or mobile device.

Analyze:  Our Cloud-based software uses rule-based logic, which incorporates domain-level expertise to effect immediate actionable insights and corrective recommendations without the reliance upon a large historical data set.  Raw signal and temperature data collected from the sensors is stored in the Cloud and made available on demand for deeper analysis and engineering assessments, if desired.

Diagnose:  In conjunction, our advanced machine learning/AI algorithms and analytics combine streaming data with historical information to learn, diagnose, and deliver long-term assessments, such as root cause analysis and estimate remaining useful life.

Execute: Resulting actionable outcomes are pushed to personnel as smart notifications and made available for viewing in an intuitive user interface accessible through any secure Web browser from anywhere in the world.

Competition

We compete with an array of established and emerging vendors of condition-based monitoring products and services and IIOT-equipped devices.  As organizations increasingly embrace predictive maintenance, IIoT and other new industrial automation technologies, an increasing number of companies offering machine monitoring products and services could result to fill the growing demand.  The introduction of new technologies and market entrants will continue to fuel an intense competitive environment as companies seek solutions to predicting equipment failures and maintaining equipment performance.  Our competitors include condition-based monitoring equipment vendors, diversified diagnostic equipment and services vendors, and providers of machine monitoring products that compete with some of the features present in our solution such as Fluke, Emerson Electric Co. (NYSE: EMR), and Augury, Inc.  We compete based on several factors, including product functionality; scope of offerings; performance; brand, reputation, and customer satisfaction; ease of implementation, use and service; price, scalability, reliability, and security.  We believe that we will compete favorably with respect to these factors and will become well positioned as an emerging provider of predictive maintenance solution, data analysis, and professional services.

_____________________________

*SCADA: Supervisory Control and Data Acquisition; CMMS: Computerized Maintenance Management System; MES: Manufacturing Execution Systems; and ERP: Enterprise Resource Planning.

Contract Manufacturers, Strategic Partners and Suppliers

We expect to outsource the manufacturing of the sensors to third-party contract manufacturers, which we may heavily rely upon.  We are also exploring other potential joint venturing options with suppliers of sensors, in addition to a contract manufacturer.  The Company believes that strategic partnerships with contract manufacturers and suppliers will be a major component of the Company’s operating strategy and path to success.  Currently, the Company has no existing agreements in place with such contract manufacturers, suppliers, or joint venture partners.

Operations

We intend to continue development of our AegisOne Prescriptive Maintenance System.  We expect continued growth in the number of cloud and SaaS operations experts, to further our goal of delivering the best experience for our AegisOne customers.  Accordingly, personnel related costs within our SaaS development, predictive maintenance platform, sales, and operations teams, will increase in line with our projected ARR and service revenue model.

Sales and Marketing

We will sell our services through a direct inside sales team, a direct field sales team and indirect channel partner relationships.  Teams will be designed to efficiently sell to organizations of all sizes and will initially focus on new customer acquisitions.  As we expand, they will pursue, up-selling and cross-selling opportunities of new offerings to existing customers.  We leverage the uniqueness of our solution to create brand preference and build a strong sales pipeline while cultivating customer relationships to help drive revenue growth efficiently and effectively.  Our most important marketing goal as a start-up is to establish product and brand awareness with customers in each target market.  The way we go about this task will vary from one target market segment to another.

Direct Sales

Teams will be organized by geography as well as by target organization size.  The inside and field sales teams will focus on small and middle-market transactions, while larger or more complex transactions will be handled by highly trained sales consulting engineers to help define customer use cases, manage solution evaluations, and train channel partners.  Our sales force will work directly with, and be involved in sales to, substantially all of the end customers of our channel partners and we may sometimes engage a channel partner solely to assist with finalizing a purchase if for example the customer is working on broader software initiative with that channel partner. As growth allows, we intend to invest in a dedicated sales team focused on U.S. federal, state, and local government entities.

Channel Partners

We will focus efforts to partner with condition-based monitoring test equipment and analysis software suppliers.  We will emphasize our products' potential as an additional source of revenue for them with recurring monthly revenues; this should make our product very desirable as part of their product lines.  By solidifying these partnership agreements, we will also enable cross-marketing back into the consumer market through their sales forces' efforts and their advertising, increasing our sales efforts nationwide without the expense of additional personnel to cover the entire U.S.  We believe that once partnered with these companies, our channel market partners (resellers) will advertise the Nexscient system as new features in their traditional outlets, primarily print advertising and in-house POS material, in order to increase mutual sales and brand awareness, benefiting both organizations.

Marketing

We will focus our marketing efforts on increasing the strength of the ‘AegisOne’ brand, communicating product advantages and business benefits, generating leads for our sales teams and channel partners while driving product adoption.  We will deliver targeted content to demonstrate our prescriptive maintenance platform and use digital advertising methods to deliver opportunities to our sales teams.  We will engage with existing customers to provide education and awareness to promote expanded use of our software.  We will work with our own researchers, as well as the broader reliability engineering community, to share important information through the online community, social media, and traditional public relations.

We also intend to market to businesses through traditional sales efforts, such as advertising in trade journals and publications and establishing a presence at select trade shows geared towards businesses in our market segment.  For the larger companies we target, we will offer the free use of our service for a limited time, to prove their efficacy in controlling maintenance costs and averting potential equipment failures, in order to penetrate and gain market share in this segment.  We believe once reliability engineers and senior management of these businesses experience the rapid installation of the system, which is virtually plug-n-play and requires no integration with existing IT systems; experience the easy-to-understand tools and user interface without specialized training; and feel more in control of the health and performance of their equipment while realizing notable savings in equipment maintenance costs; all with no upfront costs, they will understand the value of Nexscient.

Service and Support

We believe, as a value-add, we must be able to sell a support option in order to accommodate certain customers.  The AegisOne system, while very easy to install and facilitate, will be better received if we offer (fee-based) consulting services for our larger clients, such as our channel sales partners and large corporate accounts.  Simplifying the understanding and implementation of our system will help encourage the daily use and sales efforts of our product, while generating additional revenues for Nexscient, our channel market resellers while increasing the ROI for our investor/partner(s).

Intellectual Property

To protect our unpatented proprietary technologies and processes, we rely on trade secret laws and confidentiality agreements with our employee(s), consultants, channel partners and vendors.  At present our only intellectual property is the AegisOne Prescriptive Maintenance System which is currently still in development.  The company will rely on provisional patents in the near term, filing for full patent protection, as necessary.

Subsidiaries

The Company has no subsidiaries.

Employees

We currently employ three full-time employees and contracted consultants on an as-needed basis.

Legal Proceedings

We know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation.  There are no proceedings in which our directors, officers or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Jumpstart Our Business Startups Act

In April 2012, the Jumpstart Our Business Startups Act ("JOBS Act") was enacted into law.  The JOBS Act provides, among other things:

•	Exemptions for emerging growth companies from certain financial disclosure and governance requirements for up to five years and provides a new form of financing to small companies;
•	Amendments to certain provisions of the federal securities laws to simplify the sale of securities and increase the threshold number of record holders required to trigger the reporting requirements of the Securities Exchange Act of 1934;
•	Relaxation of the general solicitation and general advertising prohibition for Rule 506 offerings;
•	Adoption of a new exemption for public offerings of securities in amounts not exceeding $50 million; and
•	Exemption from registration by a non-reporting company of offers and sales of securities of up to $1,000,000 that comply with rules to be adopted by the SEC pursuant to Section 4(6) of the Securities Act and exemption of such sales from state law registration, documentation or offering requirements.

In general, under the JOBS Act, a company is an emerging growth company if its initial public offering ("IPO") of common equity securities was effected after November 13, 2023 and the Company had less than $1 billion of total annual gross revenues during its last completed fiscal year.  A company will no longer qualify as an emerging growth company after the earliest of:

(i)	the completion of the fiscal year in which the company has total annual gross revenues of $1 billion or more,
(ii)	the completion of the fiscal year of the fifth anniversary of the company's IPO;
(iii)	the company's issuance of more than $1 billion in nonconvertible debt in the prior three-year period, or
(iv)	the company becoming a "larger accelerated filer" as defined under the Securities Exchange Act of 1934.

The JOBS Act provides additional new guidelines and exemptions for non-reporting companies and for non-public offerings.  Those exemptions that impact the Company are discussed below.

Financial Disclosure.  The financial disclosure in a registration statement filed by an emerging growth company pursuant to the Securities Act of 1933 will differ from registration statements filed by other companies as follows:

(i)	audited financial statements required for only two fiscal years;
(ii)	selected financial data required for only the fiscal years that were audited;
(iii)	executive compensation only needs to be presented in the limited format now required for smaller reporting companies.

(A smaller reporting company is one with a public float of less than $75 million as of the last day of its most recently completed second fiscal quarter).

However, the requirements for financial disclosure provided by Regulation S-K promulgated by the Rules and Regulations of the SEC already provide certain of these exemptions for smaller reporting companies.  The Company is a smaller reporting company.  Currently a smaller reporting company is not required to file as part of its registration statement selected financial data and only needs audited financial statements for its two most current fiscal years and no tabular disclosure of contractual obligations.

The JOBS Act also exempts the Company's independent registered public accounting firm from complying with any rules adopted by the Public Company Accounting Oversight Board ("PCAOB") after the date of the JOBS Act's enactment, except as otherwise required by SEC rule.

The JOBS Act also exempts an emerging growth company from any requirement adopted by the PCAOB for mandatory rotation of the Company's accounting firm or for a supplemental auditor report about the audit.

Internal Control Attestation.  The JOBS Act also provides an exemption from the requirement of the Company's independent registered public accounting firm to file a report on the Company's internal control over financial reporting, although management of the Company is still required to file its report on the adequacy of the Company's internal control over financial reporting.

Section 102(a) of the JOBS Act exempts emerging growth companies from the requirements in §14A(e) of the Securities Exchange Act of 1934 for companies with a class of securities registered under the 1934 Act to hold shareholder votes for executive compensation and golden parachutes.

Other Items of the JOBS Act.  The JOBS Act also provides that an emerging growth company can communicate with potential investors that are qualified institutional buyers or institutions that are accredited to determine interest in a contemplated offering either prior to or after the date of filing the respective registration statement.  The Act also permits research reports by a broker or dealer about an emerging growth company regardless if such report provides sufficient information for an investment decision.  In addition, the JOBS Act precludes the SEC and FINRA from adopting certain restrictive rules or regulations regarding brokers, dealers and potential investors, communications with management and distribution of a research reports on the emerging growth company IPO.

Section 106 of the JOBS Act permits emerging growth companies to submit 1933 Act registration statements on a confidential basis provided that the registration statement and all amendments are publicly filed at least 21 days before the issuer conducts any road show.  This is intended to allow the emerging growth company to explore the IPO option without disclosing to the market the fact that it is seeking to go public or disclosing the information contained in its registration statement until the company is ready to conduct a roadshow.

Election to Opt Out of Transition Period.  Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a 1933 Act registration statement declared effective or do not have a class of securities registered under the 1934 Act) are required to comply with the new or revised financial accounting standard.

The JOBS Act provides a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable.  The Company has elected not to opt out of the transition period.

Item 1.A Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 1.B Unresolved Staff Comments

None.

Item 2. Properties

Our executive offices are located at 2029 Century Park East, Suite 400, Los Angeles, CA 90067.  We signed an office service agreement with Regus Management Group, LLC for mailbox plus virtual office and a single executive suite office.  However, once we expand our business to a significant degree, we will have to lease office space.  We do not foresee any significant difficulties in obtaining any required office space.  We do not currently own any real property.

Item 3. Legal Proceedings

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity

Common Stock and Preferred Stock

Our Amended and Restated Articles of Incorporation authorize us to issue up to eighty-five million (85,000,000) shares, consisting of: (i) seventy-five million (75,000,000) shares of common stock, par value $0.001 per share (the “Common Stock”); and (ii) 10,000,000 shares of blank check preferred stock, par value $0.001 per share (the “Preferred Stock”).

Our articles of incorporation authorize our board, without stockholder approval, to issue up to 10,000,000 shares of Preferred Stock in one or more series, to determine the designations and the powers, preferences and rights and the qualifications, limitations and restrictions thereof, including the dividend rights, conversion or exchange rights, voting rights (including the number of votes per share), redemption rights and terms, liquidation preferences, sinking fund provisions and the number of shares constituting the series.  Our board of directors has the discretion to issue Preferred Stock with voting and other rights that could adversely affect the voting power and other rights of the holders of Common Stock and which could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, a majority of our outstanding voting stock.

The following statements relating to the capital stock set forth the material terms of the securities of the Company.  Reference is also made to the more detailed provisions of the certificate of incorporation and the by-laws, copies of which are filed as exhibits to this registration statement.

Voting Rights

Except as otherwise required by law or as may be provided by the resolutions of the board of directors authorizing the issuance of Common Stock, all rights to vote and all voting power shall be vested in the holders of Common Stock.  Each share of Common Stock shall entitle the holder thereof to one vote.

No Cumulative Voting

Except as may be provided by the resolutions of the board of directors authorizing the issuance of Common Stock, cumulative voting by any shareholder is expressly denied.

No Preemptive Rights

Preemptive rights shall not exist with respect to shares of Common Stock or securities convertible into shares of Common Stock of the Company.

Dividends

We have not paid any cash dividends on our Common Stock since inception and presently anticipate that all earnings, if any, will be retained for development of our business and that no dividends on our Common Stock will be declared in the foreseeable future.  Any future dividends will be subject to the discretion of our Board of Directors and will depend upon, among other things, future earnings, operating and financial condition, capital requirements, general business conditions and other pertinent facts.  Therefore, there can be no assurance that any dividends on our Common Stock will be paid in the future.

Rights upon Liquidation, Dissolution or Winding-Up of the Company

Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the remaining net assets of the Company shall be distributed pro rata to the holders of the Common Stock.

Holders

As of September 30, 2024, we have 20,421,312 issued and outstanding shares of Common Stock, which are held by 87 shareholders of record.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Transfer Agent and Registrar

Nexscient, Inc. has appointed VStock Transfer, LLC as its transfer agent.  VStock’s address is 18 Lafayette Place, Woodmere, NY 11598.  The transfer agent is responsible for all record-keeping and administrative functions in connection with the common shares.

No Public Market for Common Stock

There is currently no public trading market for our Common Stock and no such market may ever develop.  While we intend to seek and obtain quotation of our Common Stock for trading on the OTC Markets (“OTCQB”), there is no assurance that our application will be approved.  An application for quotation on the OTCQB must be submitted by one or more market makers who: 1) are approved by the Financial Industry Regulatory Authority (“FINRA”); 2) who agree to sponsor the security; and 3) who demonstrate compliance with SEC Rule 15(c)2-11 before initiating a quote in a security on the OTCQB.  In order for a security to be eligible for quotation by a market maker on the OTCQB, the security must be registered with the SEC and the company must be current in its required filings with the SEC.  There are no listing requirements for the OTCQB and accordingly no financial or minimum bid price requirements.  We have submitted through our market maker an application for quotation to the OTCQB.  However, we can provide no assurance that our shares will be traded on the bulletin board or, if traded, that a public market will materialize.

On August 2, 2024, we received approval from FINRA that the Company has satisfied the requirements of Rule 15c2-11 to quote and trade the Company’s securities on the OTC Markets and has been assigned the trading symbol “NXNT.”  As of September 30, 2024, our common stock has not yet commenced trading.

Admission to Quotation on the OTC Bulletin Board

If the Company meets the qualifications, it intends to apply for quotation of its securities on the OTC Bulletin Board.  The OTC Bulletin Board differs from national and regional stock exchanges in that it (1) is not situated in a single location but operates through communication of bids, offers and confirmations between broker-dealers and (2) securities admitted to quotation are offered by one or more broker-dealers rather than the "specialist" common to stock exchanges.  To qualify for quotation on the OTC Bulletin Board, an equity security must have one registered broker-dealer, known as the market maker, willing to list bid or sale quotations and to sponsor the company listing.  In addition, the Company must make available adequate current public information as required by applicable rules and regulations.

In certain cases, the Company may elect to have its securities initially quoted in the Pink Sheets published by Pink OTC Markets Inc.  In general, there is greater liquidity for traded securities on the OTC Bulletin Board, and less through quotation on the Pink Sheets.  It is not possible to predict where, if at all, the securities of the Company will be traded.

Penny Stock Regulation

Penny stocks generally are equity securities with a price of less than $5.00 per share other than securities registered on national securities exchanges or listed on the NASDAQ Stock Market, provided that current price and volume information with respect to transactions in such securities are provided by the exchange or system.  The penny stock rules impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse).  For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase.  Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a disclosure schedule prescribed by the SEC relating to the penny stock market.  The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities.  Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks.  Because of these penny stock rules, broker-dealers may be restricted in their ability to sell the Company’s common stock.  The foregoing required penny stock restrictions will not apply to the Company’s common stock if such stock reaches and maintains a market price of $5.00 per share or greater.

Additional Information

We refer you to our Articles of Incorporation, Bylaws, and the applicable provisions of the Delaware Revised Statues for a more complete description of the rights and liabilities of holders of our securities.

Item 6. [Reserved]

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes to the financial statements included elsewhere in this document.  Some of the statements under “Management’s Discussion and Analysis,” “Description of Business” and elsewhere herein may include forward-looking statements which reflect our current views with respect to future events and financial performance.  These statements include forward-looking statements both with respect to us specifically and the renewable energy industry in general. Statements which include the words “expect,” “intend,” “plan,” “believe,” “project,” “anticipate,” “will,” and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the federal securities laws or otherwise.  The safe harbor provisions of the federal securities laws do not apply to any forward-looking statements contained in this document.  All forward-looking statements address such matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements.  We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise.  If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected.  Any forward-looking statements you read herein reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our written and oral forward-looking statements attributable to us or individuals acting on our behalf and such statements are expressly qualified in their entirety by this paragraph.

Overview

Nexscient, Inc. (the “Company”) is early-stage company engaged in the business of developing a Software as a Service (SaaS) platform for commercialization that intends to exploit Industrial Internet-of-Things (IIoT), Artificial Intelligence (AI), and Cloud-computing technologies to deliver an innovative solution for manufacturers and continuous production facilities in the industrial automation sector that helps reduce equipment failures, avoid unscheduled downtimes, decrease equipment maintenance costs, and improve overall equipment efficiencies.  The platform is currently under development.

Addressing the shortcomings of most existing condition-based monitoring products on the market today, Nexscient is taking a unique approach by developing a remote, continuous monitoring solution as a subscription-based service -- one that not only will offer all of the benefits of condition-based monitoring diagnostic system through vibration and acoustic analysis, but also will offer those benefits with (i) no upfront capital expense of equipment and software purchases; (ii) no need to update and maintain and update purchased diagnostic equipment and software, (iii) no requirement for specialized training of maintenance personnel; and (iv) no need for licensing, maintaining, and updating software.  From a financial perspective, our solution is more affordable because it does not require upfront investment and shifts what would be a capital expenditure to an operating expense for the customer.  For the Company, our business model provides a pathway to profitability through recurring stream of revenues that can be realized through a growing base of subscribers and subscriptions.

Results of operations for fiscal year ended June 30, 2024 compared to period March 14, 2023 (inception) to June 30, 2023.

Revenue

We are in our development stage and have not generated any revenue for the fiscal year ended June 30, 2024 and for the period March 14, 2023 (inception) to June 30, 2023.

Operating Expenses

During the fiscal year ended June 30, 2024 and for the period March 14, 2023 (inception) to June 30, 2023, we incurred total operating expenses of $937,952 and $93,766, respectively, an increase of $843,826, or 900%. Operating expenses consisted of the following:

	For the Year Ended June 30, 2024	For March 14, 2023 (inception) to June 30, 2023
Research and development expenses	205,286	3,141
General and administrative expenses	732,306	90,625
Total general and administrative expenses	$937,592	$93,766

Research and development fees

We enter into agreements with third-party developers that require us to make payments for software development services upon reaching the application development stage.  During the preliminary project stage and prior to the application development stage of the product, we record any costs incurred by third-party developers as research and development expenses.

During the fiscal year ended June 30, 2024 and for the period March 14, 2023 (inception) to June 30, 2023, we reported research and development fees of $205,286 and $3,141, respectively, an increase of $202,145, or 6,436%, primarily due to an increase in labor and outside development costs incurred in connection with the development of our platform.  Of this total, for the fiscal year ended June 30, 2024 and the period March 14, 2023 (inception) to June 30, 2023, $75,000 and $0, respectively, was accounted as a non-cash expense related to the issuance of shares paid to consultants in lieu of cash for services rendered related to the software development.

General and administrative expenses

During the fiscal year ended June 30, 2024 and for the period March 14, 2023 (inception) to June 30, 2023, general and administrative expenses amounted to $732,306 and $90,625, respectively, an increase of $641,681, or 708%, primarily attributed to expenses related to legal and accounting, professional and management fees, computer and Internet, travel and lodging, office rent and other general business expenses.  Of this total, for the fiscal year ended June 30, 2024 and the period March 14, 2023 (inception) to June 30, 2023, $228,000 and $48,525, respectively, was accounted as a non-cash expense related to the issuance of founder shares and stock issued as payment of professional fees to advisors and consultants in lieu of cash.

Net loss

During the fiscal year ended June 30, 2024 and for the period March 14, 2023 (inception) to June 30, 2023, we reported a net loss of $937,952 and $93,766, respectively, an increase of $843,826, or 900%.  The increase in net loss was due to the increases in research and development and general and administrative expenses discussed above.

Liquidity, Capital Resources and Plan of Operations

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis.

During July 2023, the Company concluded a private placement offering whereby a total of 1,927,980 shares of common stock were issued at a price of $0.10 per share for a total value of $192,798. The Company uses the proceeds received from the private placement offering for general corporate purposes and working capital.

On April 30, 2024, we completed our initial public offering (“IPO”) and sold 229,332 shares of its common stock at a price to the public of $0.75 per share for proceeds of $172,000.  The Company uses the proceeds received from the IPO for general corporate purposes and working capital.

On June 30, 2024, we had a cash balance of $75,804, prepaid expenses of $24,000, net working capital of $81,804, a net loss of $937,592, and has no revenues to cover our operating costs.

The ability of the Company to realize its business plan is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan.  In response to these requirements, management intends to raise additional funds through private placement and public offerings.  Until such time that the Company implements its growth strategy, we expect to continue to generate operating losses in the foreseeable future, mostly due to corporate overhead, research and development, and costs of being a public company.  We believe that our existing working capital and cash on hand will provide sufficient cash to enable the Company to meet its operating needs and debt requirements for the next three months from the issuance date of this report.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash Flows from Operating Activities

For the year ended June 30, 2024, net cash used in operations was $645,452, which primarily resulted from a net loss of $937,952, adjusted for the stock-based compensation to employees and consultants of $303,000, and an decrease in accounts payable and accrued liabilities of $10,860.

For the period March 14, 2023 (inception) to June 30, 2023, net cash used in operations was $16,381, which primarily resulted from our net loss of $93,766, adjusted for the stock-based compensation to consultants of $48,525 and an increase in accounts payable-related party of $28,860.

Cash Flows from Financing Activities

For the year ended June 30, 2024, net cash provided by financing activities was $518,797.  During the fiscal year ended 2024, we received net proceeds of $519,297 related to our private placement and IPO and repaid a $500 advance.

For the period March 14, 2023 (inception) to June 30, 2023, net cash provided by financing activities was $218,840, resulting from proceeds of a private placement offering.

Our ultimate success is dependent on our ability to obtain additional financing and generate sufficient cash flow to meet our obligations on a timely basis.  We will require significant amounts of capital to sustain operations, and we will need to make the investments we need to execute our longer-term business plan to support new technologies and help advance innovation.  Absent generation of sufficient revenue from the execution of our long-term business plan, we will need to obtain debt or equity financing, especially if we experience downturns in our business that are more severe or longer than anticipated, or if we experience significant increases in expense levels resulting from being a publicly-traded company or from operations.  Such additional debt or equity financing may not be available to us on favorable terms, if at all.  We plan to pursue our plans with respect to the research and development of our products and service which will require resources beyond those that we currently have, ultimately requiring additional capital from third party sources.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive activities.  Accordingly, management believes substantial doubt about the company’s ability to continue as a going concern exists.  For these reasons, our auditors stated in their report on our audited financial statements that there is substantial doubt about the Company’s ability to continue as a going concern.

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

Disagreements with Accountants on Accounting and Financial Disclosure

Other than the disclosure of uncertainty regarding the ability for us to continue as a going concern which was included in our accountant’s report on the financial statements for the year ended June 30, 2024; dbbmckennon’s report on the financial statements of the Company for the years ended June 30, 2024 did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

In connection with the audit and review of the financial statements of the Company for year ended June 30, 2024, there were no disagreements on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with dbbmckennon’s opinion to the subject matter of the disagreement.

In connection with the audited financial statements of the Company for year ended June 30, 2024, there have been no reportable events with the Company as set forth in Item 304(a)(1)(v) of Regulation S-K.

Critical Accounting Policies

See Note 2 – Summary of Significant Accounting Policies, in the notes of the financial statements.

.

Item 7.A Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Nexscient Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Nexscient Inc. (the “Company”) as of June 30, 2024 and 2023, and the related statements of operations, stockholders’ equity, and cash flows for the year ended June 30, 2024, and the period from March 14, 2023 (Inception) to June 30, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024 and 2023, and the results of its operations and its cash flows for the year ended June 30, 2024, and the period from March 14, 2023 (Inception) to June 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has not generated revenues and incurred losses from Inception, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ dbbmckennon

We have served as the Company’s auditor since 2023.

Newport Beach, California

September 30, 2024

NEXSCIENT, INC.

BALANCE SHEETS

ASSETS	June 30, 2024	June 30, 2023
Current assets
Cash	$75,804	$202,459
Prepaid expenses	24,000	-
Total current assets	99,804	202,459
Right of use asset	24,579	-
TOTAL ASSETS	$124,383	$202,459

LIABILITIES AND STOCKOLDERS’ EQUITY
Current liabilities
Accounts payable	$18,000	$-
Accounts payable - related party	-	28,860
Right of use liability, current portion	18,203	-
Advances from related party	-	500
Total current liabilities	36,203	29,360
Right of use liability	6,376	-

TOTAL LIABILITIES	$42,579	$29,360

STOCKHOLDERS’ EQUITY

Preferred Stock
10,000,000 shares authorized, $0.001 par value, no shares issued and outstanding at June 30, 2024 and 2023	-	-
Common Stock
75,000,000 shares authorized, $0.001 par value, 20,421,312 and 16,528,000 shares issued and outstanding at June 30, 2024 and 2023, respectively	20,421	16,528
Additional paid-in capital	1,092,741	404,837
Subscriptions receivable	-	(154,500)
Accumulated deficit	(1,031,358)	(93,766)
TOTAL STOCKHOLDERS’ EQUITY	$81,804	$173,099

TOTAL LIABILITIES ADN STOCKHOLDERS’ EQUITY	$124,383	$202,459

The accompanying notes are an integral part of these financial statements

NEXSCIENT, INC.

STATEMENTS OF OPERATIONS

	Fiscal Year Ended June 30, 2024	March 14, 2023 (inception) to June 30, 2023
REVENUE
Revenues	$-	$-

OPERATING EXPENSES
Research and development	205,286	3,141
General and administrative	732,306	90,625
TOTAL OPERATING EXPENSES	937,592	93,766

NET LOSS	$(937,592)	$(93,766)
BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.05)	$(0.01)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	20,025,253	12,220,670

The accompanying notes are an integral part of these financial statements

NEXSCIENT, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock Shares	Preferred Stock	Common Stock Shares	Common Stock	Additional Paid-In Capital	Subscriptions Receivable	Accumulated Deficit	Total Stockholders' Equity
Balance, March 14, 2023 (inception)	-	$-	-	$-	$-	$-	$-	$-
Stock issued to founders	-	-	10,525,000	10,525	-	-	-	10,525
Stock issued for services	-	-	1,350,000	1,350	36,650	-	-	38,000
Stock issued for cash	-	-	4,653,000	4,653	368,187	(154,500)	-	218,340
Net loss	-	-	-	-	-	-	(93,766)	(93,766)
Balance, June 30, 2023	-	$-	16,528,000	$16,528	$404,837	$(154,500)	$(93,766)	$173,099
Stock issued for services	-	-	1,736,000	1,736	325,264	-	-	327,000
Stock issued for cash	-	-	2,157,312	2,157	362,640	154,500	-	519,297
Net loss	-	-	-	-	-	-	(937,592)	(937,592)
Balance, June 30, 2024	-	$-	20,421,312	$20,421	$1,092,741	$-	$(1,031,358)	$81,804

The accompanying notes are an integral part of these financial statements

NEXSCIENT, INC.

STATEMENTS OF CASH FLOWS

	Fiscal Year Ended June 30, 2024	March 14, 2023 (inception) to June 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the year	$(937,592)	$(93,766)
Adjustments to reconcile net loss to net cash used in operating activities
Shares issued for services	303,000	48,525
Changes in operating assets and liabilities:
Accounts payable	(10,860)	28,860
NET CASH USED IN OPERATING ACTIVITIES	(645,452)	(16,381)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shares issued for cash	519,297	218,340
Advance (repayment) from related party	(500)	500
NET CASH PROVIDED BY FINANCING ACTIVITIES	518,797	218,840

NET (DECREASE) INCREASE IN CASH	(126,655)	202,459
CASH AT BEGINNING OF THE PERIOD	202,459	-
CASH AT END OF THE PERIOD	$75,804	$202,459

Supplemental disclosure of non-cash investing and financing activities:
Shares issued included in subscriptions receivable	$-	$154,500
Right of use asset and liability	$27,482	$-

The accompanying notes are an integral part of these audited financial statements.

NEXSCIENT, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2024

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Nexscient, Inc. (the “Company”) was incorporated in the State of Delaware on March 14, 2023.  The Company is developing a subscription-based, condition monitoring solution for maintaining and protecting industrial equipment.  The Company’s objective is to exploit Industrial Internet-of-Things (IIoT), artificial intelligence (AI), and Cloud-computing technologies to offer a continuous, remote machine health monitoring service that provides actionable insights to manufacturers and continuous process facilities seeking an effective yet affordable predictive maintenance solution to help reduce equipment failures, avoid unscheduled downtimes, decrease equipment maintenance costs, and improve overall equipment efficiencies.  The Company’s head office is at 2029 Century Park East, Suite 400, Los Angeles, CA 90067.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and accounts receivable.  As at June 30, 2024, substantially all of the Company’s cash was held by major financial institutions located in the United States, which management believes are of high credit quality.

Cash

The Company considers all highly liquid investments with original or remaining maturities of three months or less on the purchase date to be cash equivalents. Cash and cash equivalents carrying value approximate fair value and consist primarily of bank deposits and money market funds.

Leases

The Company determines if an arrangement is a lease at inception.  Operating and financing right-of-use assets and lease liabilities are included on the balance sheet.  Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease.  Right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term.  The Company uses its incremental borrowing rate, based on the information available at the commencement date, in determining the present value of future lease payments.  Right-of-use assets include any prepaid lease payments and exclude any lease incentives and initial direct costs incurred.

Operating lease expenses are recognized on a straight-line basis over the term of the lease, consisting of interest accrued on the lease liability and depreciation of the right-of-use asset.  The lease terms may include options to extend or terminate the lease is it is reasonably certain the Company will exercise that option.  The initial lease term is for 18 months commencing on May 1, 2024 after which the term is on a month-to-month basis.  After the initial term, the Company may cancel the lease agreement at any time by providing 30 days written notice.

Fair Value of Financial Instruments

Accounting Standards Codification (“ASC”) 820 “Fair Value Measurements and Disclosures”, defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures.  The Company’s financial instruments include cash, current receivables and payables.  These financial instruments are measured at their respective fair values.  The three levels are defined as follows:

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

For cash, accounts payable, and due to related parties, it is management’s opinion that the carrying values are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and if applicable, their stated interest rate approximates current rates available.

Revenue Recognition

The Company expects to generate revenue primarily from two sources: (1) subscription services which is comprised of revenue from subscription fees from customers accessing the Company’s cloud-based software and (2) professional services and other revenue, which consists primarily of fees from consultation services to support business process configuration, data migration, integration, and training.  Subscription services revenue will be recognized on a ratable basis over the related subscription period beginning on the date the customer is first given access to the system (i.e., provision date).  The Company's professional service revenue contracts will generally be time and material based and revenue will be recognized as the service is provided.

The Company expects to commence revenue recognition and determine revenue recognition through the following steps:

•	Identification of a contract with a customer
•	Identification of the performance obligations in the contract
•	Determination of the transaction price
•	Allocation of the transaction price to the performance obligations in the contract, and.
•	Recognition of revenue when or as the performance obligations are satisfied

Revenue from new customers may be generated under subscription agreements with multiple elements, comprised of subscription services fees from customers accessing its real-time monitoring service and professional fees associated with implementation services.  The Company plans to evaluate each element in a multiple-element arrangement to determine whether it represents a separate unit of accounting.  An element constitutes a separate unit of accounting when the delivered item has stand-alone value and delivery of the undelivered element is probable and within the Company’s control.

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation.  The Company measures all stock-based awards granted to employees, directors and non-employee consultants based on the fair value on the date of the grant and recognizes compensation expense for those awards over the requisite service period, which is generally the vesting period of the respective award.  For awards with service-based vesting conditions, the Company records the expense for using the straight-line method.  For awards with performance-based vesting conditions, the Company records the expense if and when the Company concludes that it is probable that the performance condition will be achieved.  The Company classifies stock-based compensation expense in its statement of operations in the same manner in which the award recipient’s costs are classified.

The assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment.  As a result, if factors change and management uses different assumptions, stock-based compensation expense could be materially different for future awards.

Earnings (Loss) per Share

Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  If applicable, diluted earnings (loss) per share assume the conversion, exercise or issuance of all common stock instruments unless the effect is to reduce a loss or increase earnings (loss) per share.  The Company had no dilutive securities for the period ended June 30, 2024.

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements.  As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

NOTE 3 – GOING CONCERN UNCERTAINTY

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.

The Company has generated no revenues since inception and incurred losses since inception resulting in an accumulated deficit of $1,031,358 as of June 30, 2024 and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management intends to finance operating costs over the next three months with existing cash on hand and loans from directors, private placement of common stock, and/or a registered offering of its common stock.

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

See Note 5 for stock issued for services to an officer and director of the Company.

On January 12, 2024, the Company issued a loan to our Chief Financial Officer in the amount of $15,000. The term of the loan is three months, with an annual interest rate of 8% on the principal amount, paid at maturity.  The loan was evidenced with a Promissory Note issued by the borrowing officer.  The loan was repaid in full on March 19, 2024.

NOTE 5 – CAPITAL STOCK

At June 30, 2024, the Company’s authorized capital consists of eighty-five million (85,000,000) shares, comprised of: (i) seventy-five million (75,000,000) shares of Common Stock, par value $0.001 per share (the “Common Stock”); and (ii) 10,000,000 shares of blank check Preferred Stock, par value $0.001 per share (the “Preferred Stock”).  As of the date of the Offering there are 20,421,312 shares of Common Stock issued and outstanding, and no shares of preferred stock have been designated.

During the year ended June 30, 2024, the Company completed its private placement offering whereby 1,927,980 shares of common stock were issued at a price of $0.10 per share for a total of $192,798 in cash proceeds.

On July 12, 2023, at a special meeting of the Board of Directors, the Board appointed Michael J. Portera as a Director and Chief Financial Officer, and Company issued 1,500,000 shares of its restricted common stock, having a fair value of $150,000, based on its latest private placement offering price at $0.10 per share.  A total of $150,000 stock-based compensation was recognized during the fiscal year ended June 30, 2024 and is included in general and administrative in the accompanying statement of operations.

During the fiscal year ended June 30, 2024, and subsequent to the Company’s registration statement being declared effective on November 13, 2023 by the Securities and Exchange Commission, the Company sold 229,332 shares of its common stock at the offering price of $0.75 per share for a total of $172,000 in cash proceeds.

Effective January 1, 2024, the Company establish a Board of Advisors (the “Advisory Board”), whereby appointed members would provide beneficial tasks to the Company and its management, including but not limited to, participating in quarterly meetings, providing guidance on development, marketing and overall strategy, and other issues on as-needed basis.  Compensation included a one-time grant of 16,000 shares of the Company’s common stock per member, which would equally vest over a one-year term.  Inaugural members of the Advisory Board included four individuals.

On January 14, 2024, the Company entered into a Consulting Agreement with a third-party for consulting services. Pursuant to the agreement, compensation is based on a combination of cash and stock.  The cash component consists of $5,000 paid monthly over six months ($30,000); and the stock component consists of a one-time stock grant of 72,000 shares that vest quarterly over the term of the agreement.  The value of the stock portion is estimated at $54,000, based on the latest offering price of the Company’s common stock at $0.75 per share.

On April 1, 2024, the Company entered into an Agreement for Interface Design and Brand Development with a third party for services related to user interface and brand development of the Company’s technology platform.  Pursuant to the agreement, compensation is paid in 100,000 shares of the Company’s common stock.  The value of the stock is estimated at $75,000, based on the latest offering price of the Company’s common stock at $0.75 per share.

The Company recorded stock-based compensation of $228,000 and 75,000 to general and administrative and research and development, respectively, in the accompanying statement of operations.

NOTE 6 – INCOME TAXES

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes.  The differences relate primarily to capitalization of research and development costs for tax purposes, stock compensation and net operating loss carryforwards.  As of June 30, 2024 and 2023, the Company had net deferred tax assets before valuation allowance of approximately $169,000 and $15,000, respectively.

The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized.  In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations.  The Company assessed the need for a valuation allowance against its net deferred tax assets and determined a full valuation allowance is required due to cumulative losses through June 30, 2024.  Therefore, a valuation allowance of $169,000 and $15,000 was recorded as of June 30, 2024 and 2023, respectively. Valuation allowance increased by $154,000 and $15,000 during fiscal 2024 and 2023, respectively.  Deferred tax assets were calculated using the Company’s combined effective tax rate, which it estimated to be approximately 28%.  The effective rate is reduced to 0% due to the full valuation allowance on its net deferred tax assets.

The Company’s ability to utilize net operating loss carryforwards will depend on its ability to generate adequate future taxable income.  At June 30, 2024, the Company had net operating loss carryforwards available to offset future taxable income in the amounts of approximately $604,000, which can be carried forward indefinitely.  Certain changes in ownership can result in a limitation on the amount of net operating loss and tax credit carryovers that can be utilized each year.  As of June 30, 2024, management has not determined the extent of any such limitations, if any.

The Company has evaluated its income tax positions and has determined that it does not have any uncertain tax positions.  The Company will recognize interest and penalties related to any uncertain tax positions through its income tax expense.

The Company is subject to taxation in the U.S. and state jurisdictions.  The Company is not presently subject to any income tax audit in any taxing jurisdiction, though all tax years from Inception remain open to examination.

NOTE 7 – COMMITMENTS & CONTINGENCIES

Lease Commitments

In May 2024, the Company entered into a lease agreement for office space. The lease commenced on May 1, 2024 and expires on October 31, 2025 with monthly of $1,609 throughout the lease term. The recognized a right of use asset and liability of $27,482 using a discount rate of 7.5%.

The following is a summary of future annual minimum lease payments as of June 30, 2024:

2024	19,309
2025	6,436
Total minimum lease payments	25,744
Less: Imputed interest	(1,165)
Total lease obligations	24,579
Less: current portion	18,203
Long-term portion of lease obligations	6,376

Contingencies

The Company may be subject to pending legal proceedings and regulatory actions in the ordinary course of business. The results of such proceedings cannot be predicted with certainty, but the Company does not anticipate that the final outcome, if any, arising out of any such matters will have a material adverse effect on its business, financial condition or results of operations.

NOTE 8 – SUBSEQUENT EVENTS

On July 1, 2024, the Board authorized a private placement offering to accredited investors of an unsecured 9% Convertible Debenture with a twenty-four month maturity in the principal amount of up to $5,000,000 (the “Debentures”), which Debentures will be convertible into shares of the Company’s common stock at the lower price of $0.75 per share or 20% below the average VWAP (Volume Weighted Average Price) per share of common stock for the ten (10) days prior to the date of conversion, with a minimum conversion price of $0.50 per share.  The Debenture is subject to certain lock-up and leak-out provisions.

As of September 30, 2024, the Company has received a total principal amount of $180,000 in cash proceeds from the issuance of Debentures.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9.A Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act").  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2024.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting subsequent to the fiscal year ended June 30, 2024, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Company is not required by current SEC rules to include, and does not include, an auditor's attestation report.  The Company's registered public accounting firm has not attested to Management's reports on the Company's internal control over financial reporting.

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

Item 9.B Other Information

During the fiscal year ended June 30, 2024, the Company completed a private placement and registered offering whereby a total of 2,157,312 common shares were issued for a total of cash proceeds of $364,797.  The Company also issued 1,736,000 common shares for services valued at $327,000.

Item 9.C Disclosure Regarding Foreign Jurisdiction the Prevent Inspection

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Identification of Directors and Executive Officers

The following table sets forth the names and ages of our current directors and executive officers as of September 30, 2024:

Name and Age	Position(s) Held	Date of Appointment	Other Public Company Directorships
Fred E. Tannous, 58	Director, President & Chief Executive Officer, Treasurer, Secretary	March 14, 2023	None
Tarek Shoufani, 44	Director, Chief Operating Officer	March 14, 2023	None
Michael Portera, 66	Director, Chief Financial Officer	July 12, 2023	None
Eric Manlunas, 56	Director	April 19, 2023	None

Term of Office

Should a vacancy exist, the Company’s Board of Directors has the power to nominate and appoint a director or directors to fill such vacancy, and each shall hold office until the next annual meeting of stockholders and until his/her successor shall have been duly elected and qualified.

Background and Business Experience

Fred E. Tannous, MSEE, MBA – Director, President & Chief Executive Officer, Treasurer and Secretary

As President and Chief Executive Officer, Mr. Tannous is responsible for overseeing all aspects of Nexscient’s vision, strategy, and product development.  Mr. Tannous has over thirty-five years of experience in finance, engineering and new business development and previously held senior level positions at Fortune 500 companies and several start-ups.  Over the past fifteen years, he has worked extensively with development stage and emerging companies to improve performance, enhance enterprise value and maximize returns.  Mr. Tannous has also helped effect transactions valued at more than $1.2 billion as well as launching several of his own start-ups in several industries, including mobile and wireless communications and networking technologies.  One of his previous start-up companies partnered with Los Alamos National Laboratories to commercialize a declassified military technology for continuous remote sensing and monitoring applications.  Previously, from 2000 to 2005, Mr. Tannous co-founded and was the Chief Executive Officer of Health Sciences Group, an innovative life sciences company, where he was instrumental in successfully taking it public by effecting a self-underwritten public offering (IPO) of its equity securities and growing its market value to more than $100 million.  Prior, Mr. Tannous held the position of Senior Analyst at corporate treasury for Hughes Aircraft Company, a government contractor, before transitioning to the position of Manager of Investments & Acquisitions at DIRECTV, where he worked with the CFO in financial operations and was responsible for valuing, structuring and executing strategic investments and overseeing the company’s portfolio having a market valuation of over $1 billion.  From 1996 to 1999, as CFO of Colorado Casino Resorts, a gaming and hospitality concern, Mr. Tannous was instrumental in obtaining its listing and trading on NASDAQ and raising over $65 million in combined private equity and debt financing to expand its operations.  Mr. Tannous started his career as an electrical engineer at Hughes Aircraft, where he worked on advanced radar signal and data processing techniques for electronic counter-counter-measures used in radar systems onboard F-14, F-15 and F-18/A fighter aircraft.  He has co-authored several papers on proprietary and unconventional methods for detecting and countering radar jamming.  Mr. Tannous holds a Master of Business Administration (MBA) in Finance and Banking from the University of Chicago (Booth) Graduate School of Business (1994) as well as a Master of Science (1990) and a Bachelor of Science (1988) in Electrical Engineering from the University of Southern California.

Tarek N. Shoufani – Director, Chief Operating Officer

Mr. Shoufani has over twenty-five years of experience at the forefront of new and innovative technology sectors where he has focused on implementing corporate strategy into daily operations to meet key objectives.  Since 2010, as Managing Director of SinoAmerican Global Fund, Mr. Shoufani is involved in various stages of the Fund’s portfolio companies spanning across a broad spectrum of industries globally.  Mr. Shoufani brings extensive management experience in the technology industry as well as valuable know-how and expertise in market development and finance structuring within various industry sectors throughout the Americas, Asia, Europe, and Middle East.  While working with IZP (2012-2015), a leading global big data company in Shenzhen, China, Mr. Shoufani was instrumental in helping expand their financial and logistical transactions segment across Asia-Pacific, Latin America, Europe and Middle East.  As a key liaison with MPR Tech (2010-2012), China’s equivalent to eBay, Mr. Shoufani worked with management to streamline online auction management operations and improve top line revenues while helping realize savings in operating expenses.  As a key member of 4PX (2008-2010), an e-commerce solutions provider based in Shanghai, China, Mr. Shoufani worked with designers and engineers to implement custom supply chain systems and software services that delivered efficiencies across multiple levels including installation, training, maintenance, and security.  Mr. Shoufani holds a Bachelor of Arts (BA) from University of California in Business Economics and Marketing, and is fluent in English, Arabic and French.

Michael J. Portera – Director, Chief Financial Officer

Mr. Portera joined the Company as a Director and Chief Financial Officer on July 12, 2023.  With over forty years of experience in finance, sales, and business development, he is responsible for overseeing the financial operations of the Company, liaising with investment banks and financial institutions on fundraising initiatives, advising on merger and acquisition transactions, and implementing industry best practices for the Company’s finances and overall financial health.  Over the past fifteen years, Mr. Portera has worked with seasoned executives, entrepreneurs, and start-up businesses to successfully consummate thousands of transactions on a global basis.  As a former Managing Director with NYPPEX Private Markets (2000-2011), he assisted accredited investors achieve liquidity for over half a billion dollars in illiquid securities in secondary markets with venture capital and private equity funds and was instrumental in raising capital for founders and management teams of early-stage startups.  Previously, as Senior Vice President of Investments at Gilford Securities (1995-1999), Mr. Portera worked with Fortune 500 CEOs, Forbes 400 members, and high-net-worth individuals and institutions in various financings and investment-related initiatives.  Over the course of his early career as a registered representative, Mr. Portera held senior-level positions at several investment banking firms, including Smith Barney (1992-1995), UBS (1988-1992), and Drexel Burnham Lambert (1983-1987).  Early in his career, as a Certified Public Accountant (CPA), Mr. Portera served as a senior auditor at Deloitte & Touche in New York City.  Mr. Portera holds a Bachelor of Science (BS) in Economics with a concentration in Accounting from the Wharton School at the University of Pennsylvania.

Eric Manlunas – Director

Mr. Manlunas has over thirty years of experience in various aspects of financing and building new enterprise.  He is a valuable member of our Board due to his depth of operating, strategic, and transactional experience.  As a recognized business leader, Mr. Manlunas excels in demanding and fluid environments, often across multiple markets, continents, and cultures.  Over the past twenty years, as founder and Managing Partner of Wavemaker Partners (2003 – Present), a cross-border venture capital firm with offices in Los Angeles and Singapore, Mr. Manlunas has been part of over 450 investments in early-stage businesses.  He is adept at assimilating high levels of complexity, balancing competing factors, and quickly forming sensible and workable strategies to achieve stability and deliver sustainable outcomes.  Prior to becoming a venture capitalist, from 1999 to 2003, Mr. Manlunas founded, built and successfully sold two businesses, an e-commerce and Internet Service Provider, to strategic buyers.  During the early part of his career, he started as a consultant with Arthur Andersen’s Retail Management Group.  Mr. Manlunas holds a Master of Business Administration (MBA) from Pepperdine University (1995) and earned a Bachelor of Arts (BA) in Communications from Florida International University (1990).

Term of Office

Each director serves for a term of one year and until his successor is elected at the Annual Shareholders’ Meeting and is qualified, subject to removal by the shareholders.  Each officer serves for a term of one year and until his successor is elected at a meeting of the Board of Directors and is qualified.

Employees

We have three executive officers.  These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs.  Our officers are devoted full time to the Company; the amount of time they will devote in any time period will vary based on the stage of the business and progress the company is making.  Accordingly, once we are beyond the developmental phase our management will spend more time on our affairs.

Limitation of Liability and Indemnification Matters

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act, and is, therefore, unenforceable.

Identification of Significant Employees

We have no significant employees other than the aforementioned Officers and Directors.

Family Relationship

Tarek N. Shoufani is the brother-in-law of Fred E. Tannous.  Other than the foregoing, we currently do not have any officers or directors of our Company who are related to each other.

Involvement in Certain Legal Proceedings

During the past ten years no director, executive officer, promoter or control person of the Company has been involved in the following:

(1) A petition under the Federal bankruptcy laws or any state insolvency law which was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2) Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.

Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.	Engaging in any type of business practice; or
iii.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4) Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

(5) Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

(6) Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7) Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.	Any Federal or State securities or commodities law or regulation; or
ii.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8) Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Independence of Directors

The Board of Directors is currently composed of four members.  Mr. Fred E. Tannous, Mr. Tarek N. Shoufani, Mr. Michael J. Portera, and Mr. Eric Manlunas.  Messrs. Tannous, Shoufani and Portera do not qualify as independent Directors in accordance with the published listing requirements of the NASDAQ Global Market as they each hold officer positions.  Mr. Eric Manlunas does qualify as an independent director as he is not an officer of the Company.  The NASDAQ independence definition includes a series of objective tests, such as that the Director is not, and has not been for at least three years, one of the Company’s employees and that neither the Director, nor any of his family members has engaged in various types of business dealings with us.  In addition, the Board of Directors has not made a subjective determination as to each Director that no relationships exist which, in the opinion of the Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a Director, though such subjective determination is required by the NASDAQ rules.  Had the Board of Directors made these determinations, the Board of Directors would have reviewed and discussed information provided by the Directors and the Company with regard to each Director’s business and personal activities and relationships as they may relate to the Company and its management.

Committees

We do not currently have an audit, compensation or nominating committee.  The Board of Directors as a whole currently acts as our audit, compensation and nominating committees.  We intend to establish an audit, compensation and nominating committee of our Board of Directors once we expand the Board to include one or more independent directors and intend to adopt a charter for each committee.

Our audit committee shall be primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls.  Our compensation committee shall assist the Board in reviewing and approving the compensation structure, including all forms of compensation, relating to our directors and executive officers and periodically reviewing and approving any long-term incentive compensation or equity plans, programs or similar arrangements.  Our nominating committee shall assist the Board in selecting individuals qualified to become our directors and in determining the composition of the Board and its committees.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of our common stock and other equity securities. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  Since inception, we have not had a class of equity securities registered under the Securities Exchange Act of 1934, as amended.  Hence, compliance with Section 16(a) thereof by our officers and directors is not required.

Risk Oversight

Effective risk oversight is an important priority of the Board of Directors. Because risks are considered in virtually every business decision, the Board of Directors discusses risk throughout the year generally or in connection with specific proposed actions.  The Board of Directors’ approach to risk oversight includes understanding the critical risks in the Company’s business and strategy, evaluating the Company’s risk management processes, allocating responsibilities for risk oversight among the full Board of Directors, and fostering an appropriate culture of integrity and compliance with legal responsibilities.

Corporate Governance

The Company promotes accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the SEC and in other public communications made by the Company; and strives to be compliant with applicable governmental laws, rules and regulations.  The Company has not formally adopted a written code of business conduct and ethics that governs the Company’s employees, officers and Directors as the Company is not required to do so.

In lieu of an Audit Committee, the Company’s Board of Directors is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company's financial statements and other services provided by the Company’s independent public accountants.  The Board of Directors reviews the Company's internal accounting controls, practices and policies.

Code of Ethics

Our Board of Directors has not adopted a code of ethics.  We anticipate that we will adopt a code of ethics when we increase either the number of our directors or the number of our employees.

Item 11. Executive Compensation

Name and Principal Position	Fiscal Year Ended June 30	Management Fees ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

Fred E. Tannous(1)	2024	85,500	-	-	-	-	85,500
Director, President & Chief Executive Officer, Treasurer, Secretary
Tarek N. Shoufani(1)	2024	67,500	-	-	-	-	67,500
Director, Chief Operating Officer
Michael J. Portera(1)(2)	2024	58,500	-	150,000	-	-	208,500
Director, Chief Financial Officer
Eric Manlunas	2024	-	-	-	-	-	-
Director

(1) Officers do not receive a salary at this time, however, receive a management fee for services rendered and expenses incurred on behalf of the Company; there are no formal employment contracts in place for their employment.

(2) Michael Portera was appointed as Director and Chief Financial Officer by the Board on July 12, 2023.  He received a stock award in the amount of 1,500,000 shares, having a fair value of $150,000, as part of his appointment as an officer and director of the Company.  There are no arrangements for any future awards to be earned or issued.

Narrative Disclosure to Summary Compensation Table

There are no formal contracts in place for employment of any officers.  In addition to the foregoing, there are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company with respect to any executive officer, that would result in payments to such person because of his resignation, retirement or other termination of employment with the Company, or its subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of the Company.

Outstanding Equity Awards at Fiscal Year-End

There are no current outstanding equity awards to our executive officers.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.

Compensation of Directors

Our directors receive no annual salary or bonus for their service as members of the Company’s board of directors.

Security Holders Recommendations to Board of Directors

Shareholders can direct communications to our Chief Executive Officer, Fred E. Tannous, at our executive offices.  However, while we appreciate all comments from shareholders, we may not be able to individually respond to all communications.  We attempt to address shareholder questions and concerns in our press releases and documents filed with the SEC so that all shareholders have access to information about us at the same time.  Mr. Tannous collects and evaluates all shareholder communications.  All communications addressed to our directors and executive officers will be reviewed by those parties unless the communication is clearly frivolous.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of June 30, 2024, by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock, par value $0.001 per share.  Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.  Unless otherwise specified, the address of each of the persons set forth below is care of the Company at the address 2029 Century Park East, Suite 400, Los Angeles, CA 90067.

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act.  Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant) within 60 days of the date as of which the information is provided.  In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person by reason of such acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent (%) of Class(2)
Fred E. Tannous(3)	Common	6,000,000	29.4%
Tarek N. Shoufani(4)	Common	3,000,000	14.7%
Eric Manlunas(5)	Common	1,773,000	8.7%
Michael J. Portera(6)	Common	1,500,000	7.3%
All Officers, Directors and Beneficial Owners as a Group (4 persons)	Common	12,273,000	60.1%

(1) The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose.  Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares, which the individual has the right to acquire within 60 days through the exercise of any stock option or other right.  The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

(2) Based on 20,421,312 issued and outstanding shares of common stock as of June 30, 2024.

(3) Fred E. Tannous is a Director and the Company's President, CEO, Secretary, and Treasurer.  His beneficial ownership includes 6,000,000 common shares.

(4) Tarek Shoufani is a Director and the Company’s Chief Operating Officer.  His beneficial ownership includes 3,000,000 common shares.

(5) Eric Manlunas is member of the Company’s Board of Directors.  His beneficial ownership includes 1,773,000 common shares directly owned.

(6) Michael J. Portera is a Director and the Company’s Chief Financial Officer.  His beneficial ownership includes 1,500,000 common shares directly owned.

Changes in Control

There are no present arrangements or pledges of the Company’s securities, which may result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

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

On January 12, 2024, the Company issued a loan to our Chief Financial Officer in the amount of $15,000.  The term of the loan is three months, with an annual interest rate of 8% on the principal amount, paid at maturity.  The loan was evidenced with a Promissory Note issued by the borrowing officer.  The loan was repaid in full on March 19, 2024.

During the year ended June 30, 2024, there were transactions incurred between the Company and Fred E. Tannous, Director, Chief Executive Officer, Secretary and Treasurer for management fees of $85,500 and reimbursement of expenses incurred on behalf of the Company.

During the year ended June 30, 2024, there were transactions incurred between the Company and Tarek Shoufani, Director and Chief Operating Officer, for management fees of $67,500 and reimbursement of expenses incurred on behalf of the Company.

During the year ended June 30, 2024, there were transactions incurred between the Company and Michael J. Portera, Director and Chief Financial Officer, for management fees of $58,500 and reimbursement of expenses incurred on behalf of the Company.

Other than the foregoing, none of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the past fiscal year, or in any proposed transaction, which has materially affected or will affect the Company.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manner:

•	Disclosing such transactions in reports where required;
•	Disclosing in any and all filings with the SEC, where required;
•	Obtaining disinterested directors’ consent; and
•	Obtaining shareholder consent where required.

Review, Approval or Ratification of Transactions with Related Persons

Given our small size and limited financial resources, we have not adopted formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with our executive officers, Directors and significant stockholders.  However, all of the transactions described above were approved and ratified by our Board of Directors.  In connection with the approval of the transactions described above, our Board of Directors, took into account several factors, including their fiduciary duties to the Company; the relationships of the related parties described above to the Company; the material facts underlying each transaction; the anticipated benefits to the Company and related costs associated with such benefits; whether comparable products or services were available; and the terms the Company could receive from an unrelated third party.

We intend to establish formal policies and procedures in the future, once we have sufficient resources and have appointed additional Directors, so that such transactions will be subject to the review, approval or ratification of our Board of Directors, or an appropriate committee thereof.  With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manner:

•	Disclosing such transactions in reports where required;
•	Disclosing in any and all filings with the SEC, where required;
•	Obtaining disinterested directors’ consent; and
•	Obtaining shareholder consent where required.

Director Independence

Quotations for the Company’s common stock are entered on the Over-the-Counter Bulletin Board inter-dealer quotation system, which does not have director independence requirements.  For purposes of determining director independence, the Company applied the definitions set out in NASDAQ Rule 4200(a)(15).  Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation.  As a result, the Company has one independent director, Eric Manlunas, as our other directors, Fred E. Tannous, Michael Portera, and Tarek Shoufani, are each also an executive officer of the Company.

Item 14. Principal Accountant Fees and Services

	Year Ended June 30, 2024	Year Ended June 30, 2023
Audit Fees	$54,075	$12,500
Tax Preparation	-	-
Other	-	-
Total	$54,075	$12,500

Audit Fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by the above auditors in connection with statutory and regulatory fillings or engagements.

Audit-Related Fees are fees for assurance and related services by the principal accountant that are traditionally performed by the principal accountant and which are reasonably related to the performance of the audit or review of the registrant's financial statements and fees attributed to the audit.

In the absence of a formal audit committee, the full Board of Directors pre-approves all audit and non-audit services to be performed by the independent registered public accounting firm in accordance with the rules and regulations promulgated under the Securities Exchange Act of 1934, as amended.  The Board of Directors pre-approved 100% of the audit, audit-related and tax services performed by the independent registered public accounting firm for the fiscal periods ended June 30, 2024 and June 30, 2023.

PART IV

Item 15. Exhibits and Financial Statements.

Exhibit Number	Description
3.1	Certificate of Incorporation filed with the Delaware Secretary of State on March 14, 2023 (1)
3.2	Amended and Restated Certificate of Incorporation dated May 9, 2023 (1)
3.3	Bylaws (1)
10.1	Bookkeeping Services Agreement with David E. Tannous, dated March 23, 2023 (2)
10.2	Board Member Consulting Agreement Eric Manlunas, dated May 17, 2023 (2)
10.3	Consulting Agreement with MJP Consulting, LLC, dated June 1, 2023 (2)
10.4	Software Development Agreement with CORSAC Technologies dated October 2, 2023 (2)
10.5	Consulting Agreement with Craig Truempi, dated January 10, 2024 (*)
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (¥)
31.2	Certification of the Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (¥)
32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (¥)
32.2	Certification of the Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (¥)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Previously filed as an exhibit to Registration Statement on Form S-1 filed with SEC on September 21, 2023, incorporated herein by reference.
(2)	Previously filed as an exhibit to Registration Statement, as amended, on Form S-1/A filed with the SEC on October 19, 2023, incorporated herein by reference.
(*)	Filed herewith.
(¥)

This exhibit is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act or the Exchange Act, except as otherwise stated in such filing.

Item 16. Form 10-K Summary

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nexscient, Inc.

Date: September 30, 2024	By:	/s/ Fred E. Tannous
Fred E. Tannous
Chief Executive Officer (Principal Executive Officer)

Date: September 30, 2024	By:	/s/ Michael J. Portera
Michael J. Portera
Chief Financial Officer (Principal Accounting Officer)

