Form 10-Q
period 2024-09-30
Nexscient, Inc.
filed 2024-11-13
CIK 1976663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 13, 2024, there were 20,421,312 shares of common stock issued and outstanding, par value, $0.001 per share.

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

NEXSCIENT, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2024

2

NEXSCIENT, INC.

BALANCE SHEETS

(unaudited)

	September 30, 2024	June 30, 2024
ASSETS
Current Assets
Cash	$151,445	$75,804
Prepaid expenses	12,000	24,000
Total current assets	163,445	99,804
Right of use asset	20,155	24,579
TOTAL ASSETS	$183,600	$124,383

LIABILITIES AND STOCKOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$29,271	$18,000
Right of use liability, current portion	18,546	18,203
Total current liabilities	47,817	36,203
Convertible debentures	180,000	-
Right of use liability	1,609	6,376

TOTAL LIABILITIES	$229,426	$42,579

Commitments and Contingencies (Note 6)

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock 10,000,000 shares authorized, $0.001 par value, 0 shares issued and outstanding at September 30, 2024 and June 30, 2024, respectively	$-	$-
Common Stock 75,000,000 shares authorized, $0.001 par value, 20,421,312 shares issued and outstanding at September 30, 2024 and June 30, 2024, respectively	20,421	20,421
Additional paid-in capital	1,092,741	1,092,741
Accumulated deficit	(1,158,988)	(1,031,358)
TOTAL STOCKHOLDERS’ EQUITY/(DEFICIT)	$(45,826)	$81,804

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)	$183,600	$124,383

The accompanying notes are an integral part of these financial statements

NEXSCIENT, INC.

STATEMENTS OF OPERATIONS

(unaudited)

	September 30, 2024	September 30, 2023

REVENUES	$-	$-

OPERATING EXPENSES
Research and development	69,864	15,000
General and administrative	57,766	228,118
TOTAL OPERATING EXPENSES	$127,630	$243,118

NET LOSS	$(127,630)	$(243,118)
BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.01)	$(0.01)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	20,421,312	19,534,993

The accompanying notes are an integral part of these financial statements.

NEXSCIENT, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

	Preferred Stock Shares	Preferred Stock	Common Stock Shares	Common Stock	Additional Paid-In Capital	Subscriptions Receivable	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance, June 30, 2023	-	$-	16,528,000	$16,528	$404,837	$(154,500)	$(93,766)	$173,099
Stock issued for services	-	-	1,500,000	1,500	148,500	-	-	150,000
Stock issued for cash	-	-	1,927,980	1,928	190,870	154,500	-	347,298
Net loss	-	-	-				(243,118)	(243,118)
Balance, September 30, 2023	-	$-	19,955,980	$19,956	$744,207	$-	$(336,884)	$427,279

Balance, June 30, 2024	-	$-	20,421,312	$20,421	$1,092,741	$-	$(1,031,358)	$81,804
Net loss	-	-	-				(127,630)	(127,630)
Balance, September 30, 2024	-	$-	20,421,312	$20,421	$1,092,741	$-	$(1,158,988)	$(45,826)

The accompanying notes are an integral part of these financial statements

NEXSCIENT, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	September 30, 2024	September 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(127,630)	$(243,118)
Amortization of prepaid stock-based compensation	12,000	-
Adjustments to reconcile net loss to net cash used in operating activities
Shares issued for services	-	150,000
Changes in operating assets and liabilities:
Accounts payable	11,271	8,849
Accounts payable – related party	-	(28,860)
NET CASH USED IN OPERATING ACTIVITIES	(104,359)	(113,129)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of advance from related party	-	(500)
Proceeds from shares issued for cash	-	192,798
Proceeds from notes issued for cash	180,000	-
Proceeds from subscriptions receivable	-	154,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	180,000	346,798

NET INCREASE IN CASH	75,641	233,669
CASH AT BEGINNING OF THE PERIOD	75,804	202,459
CASH AT END OF THE PERIOD	$151,445	$436,128

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

The accompanying unaudited interim condensed financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended June 30, 2024 included in the Company’s Annual Report filed on Form 10-K filed with the SEC.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and accounts receivable.  As of September 30, 2024, substantially all of the Company’s cash was held by major financial institutions located in the United States, which management believes are of high credit quality.

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

Operating lease expenses are recognized on a straight-line basis over the term of the lease, consisting of interest accrued on the lease liability and depreciation of the right-of-use asset.  The lease terms may include options to extend or terminate the lease if it is reasonably certain the Company will exercise that option.

Fair Value of Financial Instruments

Accounting Standards Codification (“ASC”) 820 “Fair Value Measurements and Disclosures”, adopted January 1, 2008, defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures.  The Company’s financial instruments include cash, current receivables and payables.  These financial instruments are measured at their respective fair values.  The three levels are defined as follows:

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

Research and Development

Research and development costs include costs to develop and refine technological processes used to carry out business operations.  Research and development costs charged to expense for the three months ended September 30, 2024 and 2023 were $69,864 and $15,000, respectively.

Earnings (Loss) per Share

Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  If applicable, diluted earnings (loss) per share assume the conversion, exercise or issuance of all common stock instruments unless the effect is to reduce a loss or increase earnings (loss) per share.  The Company had no dilutive securities for the period ended September 30, 2024.

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

The Company has generated no revenues since inception and incurred losses since inception resulting in an accumulated deficit of $1,158,988, as of September 30, 2024 and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management intends to finance operating costs over the twelve months with existing cash on hand and loans from directors, private placement of common stock, and/or a registered offering of its common stock.

NOTE 4 – CONVERTIBLE DEBENTURES

During the three months ended September 30, 2024, the Company issued convertible debentures in the aggregate principal amount of $180,000 each in exchange for cash.  The convertible debt is unsecured, bears interest at 9% per annum compounded on the basis of a 365-day year and actual days lapsed due at maturity, and is convertible at the lower of $0.75 per share or 20% below the average VWAP (Volume Weighted Average Price) per share of common stock for the ten (10) days prior to the date of conversion, with a minimum price of the common stock at $0.50 per share. The debentures have a maturity date of two years from date of issuance and is convertible at the option of the holder.

 NOTE 5 – STOCKHOLDERS’ EQUITY (DEFICIT)

The Company’s authorized capital consists of eighty-five million (85,000,000) shares, comprised of: (i) seventy-five million (75,000,000) shares of Common Stock, par value $0.001 per share (the “Common Stock”); and (ii) 10,000,000 shares of blank check Preferred Stock, par value $0.001 per share (the “Preferred Stock”).

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Lease Commitments

In May 2024, the Company entered into a lease agreement for office space.  The lease commenced on May 1, 2024 and expires on October 31, 2025 with monthly lease expense of $1,609 throughout the lease term. The Company recognized a right of use asset and liability of $27,482 upon the commencement of the lease, using a discount rate of 7.5%.

Contingencies

The Company may be subject to pending legal proceedings and regulatory actions in the ordinary course of business. The results of such proceedings cannot be predicted with certainty, but the Company does not anticipate that the final outcome, if any, arising out of any such matters will have a material adverse effect on its business, financial condition or results of operations.

NOTE 7 – SUBSEQUENT EVENTS

During October 2024, the Company issued its convertible debentures in return for total cash proceeds of $55,000.  The terms of the convertible debentures are disclosed in Note 4.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q.

Overview

We were incorporated in the State of Delaware on March 14, 2023.  We intend to offer a continuous, remote condition-based monitoring solution for manufacturers and continuous production facilities seeking to implement a Predictive Maintenance (PdM) program.  Our platform leverages the latest IIoT technology with edge processing, machine-learning/AI algorithms, and Cloud computing infrastructure to collect, diagnose and transmit critical information about machine health and performance.  Unlike other condition-monitoring programs on the market today, we take a unique approach by offering a remote, continuous monitoring solution that is autonomous and machine agnostic with no equipment purchase requirement.  Designed as a scalable, stand-alone solution, our solution does not depend on integration with any control or IT system for its data source.  Our design uses a mesh network of data collection nodes that are externally mounted to the outer casing of the equipment being monitored and data is collected via three on-board sensors, including acoustic, vibration and temperature.  Compatible with virtually all rotating machinery, regardless of age, make, model or condition, the nodes collect and securely transmit pertinent data from the on-board sensors via a secure gateway to our Cloud-based analytics platform for processing and diagnosis.

Results of Operations for the three months ended September 30, 2024 and September 30, 2023

The Company, which was incorporated on March 14, 2023 and has a June 30 fiscal year-end, has limited comparable history.

Revenues

We are in our development stage and have not generated revenues for the three months ended September 30, 2024 and September 30, 2023.

Operating Expenses

For the three months ended September 30, 2024, we incurred operating expenses of $127,630.  Of the total, $69,864 was attributed to research and development activities related to the Company’s SaaS platform, while the balance of these expenses incurred was related to general and administrative expenses, which include legal and accounting, travel and lodging, and consulting fees.  When compared to operating expenses of $243,118 incurred during the same period last year, for the period ended September 30, 2023, we note a decrease of 48% due to a reduction of expenses related stock-based compensation.

Net Loss

For the three months ended September 30, 2024, we incurred a net loss of $127,630, compared to $243,118 for the three months ended September 30, 2023, primarily as a result of changes to operating expenses described above, while not generating any revenues in either period.

Liquidity and Capital Resources

As of September 30, 2024, the Company has $151,445 cash on hand, an accumulated net loss of $1,158,988, and no revenue to cover its operating costs.   Our burn rate is approximately $27,500 per month.  Presently, our operations are being funded by funds previously raised and we believe our currently available capital resources are sufficient to sustain our operations for a minimum of four (4) months.  The Company intends to fund future operations through its registered offering of common stock and other public offerings or private financing arrangements.  The ability of the Company to realize its business plan is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash Flow from Operating Activities

For the three months ended September 30, 2024, the cash flows used in the Company’s operating activities was $104,359, primarily used to fund development costs and general and administrative expenses.  For the same three-month period ended September 30, 2023, the cash flows used in operating activities totaled $113,129, representing a 8% decrease compared to the same period last year.

Cash Flow from Investing Activities

For the three months ended September 30, 2024 and 2023, the Company did not record any cash transactions from investing activities.

Cash Flow from Financing Activities

For the three months ended September 30, 2024, the net cash provided by financing activities by the Company was $180,000, as a result of proceeds received from the issuance of convertible debentures.  During the same period last year, for the three months ended September 30, 2023, net cash provided from financing activities total $346,798, which was related to proceeds received from the sale of our common stock.

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

Disagreements with Accountants on Accounting and Financial Disclosure

In connection with the review of the financial statements of the Company for the three months ended September 30, 2024, there were no disagreements on any matter of accounting principles or practices, financial statement disclosures, or scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with dbbmckennon’s opinion to the subject matter of the disagreement.

In connection with the financial statements of the Company for the three months ended September 30, 2024, there have been no reportable events with the Company as set forth in Item 304(a)(1)(v) of Regulation S-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on this evaluation, our principal executive and principal financial officers concluded as of September 30, 2024, that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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

Personnel:  There are limited personnel to assist with the accounting and financial reporting function, which results in: (i) a lack of segregation of duties and (ii) controls that may not be adequately designed or operating effectively.  Despite the existence of material weaknesses, the Company believes the financial information presented herein is materially correct and fairly presents the financial position and operating results of the three months ended September 30, 2024, in accordance with GAAP.  The Company intends to seek qualified accounting staff to expand its internal accounting and reporting functions.

Audit Committee:  We do not yet have an audit committee, and we lack a financial expert.  Over the next few months, the Board expects to appoint an Audit Committee and to identify a committee Chairman who is an “audit committee financial expert” as defined by the Securities and Exchange Commission (“SEC”) and as adopted under the Sarbanes-Oxley Act of 2002.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting subsequent to the fiscal quarter ended September 30, 2024, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
3.1	Certificate of Incorporation filed with the Delaware Secretary of State on March 14, 2023 (1)
3.2	Amended and Restated Certificate of Incorporation dated May 9, 2023 (1)
3.3	Bylaws (1)
10.1	Bookkeeping Services Agreement with David E. Tannous, dated March 23, 2023 (2)
10.2	Board Member Consulting Agreement Eric Manlunas, dated May 17, 2023 (2)
10.3	Consulting Agreement with MJP Consulting, LLC, dated June 1, 2023 (2)
10.4	Software Development Agreement with CORSAC Technologies dated October 2, 2023 (2)
10.5	Consulting Agreement with Craig Truempi, dated January 10, 2024 (3)
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (¥)
31.2	Certification of the Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (¥)
32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (¥)
32.2	Certification of the Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (¥)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Previously filed as an exhibit to Registration Statement on Form S-1 filed with SEC on September 21, 2023, incorporated herein by reference.
(2)	Previously filed as an exhibit to Registration Statement, as amended, on Form S-1/A filed with the SEC on October 19, 2023, incorporated herein by reference.
(3)	Previously filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended June 30, 2024 filed with the SEC on October 1, 2024, incorporated herein by reference.
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

Nexscient, Inc.

Date: November 13, 2024	By:	/s/ Fred E. Tannous
Fred E. Tannous
Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2024	By:	/s/ Michael J. Portera
Michael J. Portera
Chief Financial Officer (Principal Accounting Officer)

