Form 10-Q
period 2024-12-31
Nexscient, Inc.
filed 2025-02-12
CIK 1976663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

or

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

Yes ☐     No ☒.

As of February 12, 2025, there were 20,421,312 shares of common stock issued and outstanding, par value, $0.001 per share.

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

NEXSCIENT, INC.

FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2024

2

NEXSCIENT, INC.

BALANCE SHEETS

(unaudited)

	December 31, 2024	June 30, 2024
ASSETS
Current Assets
Cash	$79,025	$75,804
Prepaid expenses	-	24,000
Total current assets	79,025	99,804
Right of Use asset	15,648	24,579
TOTAL ASSETS	$94,673	$124,383

LIABILITIES AND STOCKOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$13,268	$18,000
Right of use liability – current portion	14,039	18,203
Total current liabilities	27,307	36,203
Right of use liability	1,609	6,376
Accrued interest payable	6,341	-
Convertible debentures	265,000	-
TOTAL LIABILITIES	$300,257	$42,579

Commitments and Contingencies (Note 6)

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock 10,000,000 shares authorized, $0.001 par value, 0 shares issued and outstanding at December 31 and June 30, 2024, respectively	$-	$-
Common Stock 75,000,000 shares authorized, $0.001 par value, 20,421,312 shares issued and outstanding at December 31 and June 30, 2024, respectively	20,421	20,421
Additional paid-in capital	1,092,741	1,092,741
Accumulated deficit	(1,318,746)	(1,031,358)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	$(205,584)	$81,804

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$94,673	$124,383

The accompanying notes are an integral part of these financial statements

NEXSCIENT, INC.

STATEMENT OF OPERATIONS

(unaudited)

	Three Months Ended December 31, 2024	Three Months Ended December 31, 2023	Six Months Ended December 31, 2024	Six Months Ended December 31, 2023

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES
Research and development	10,000	50,160	79,864	65,160
General and administrative	149,758	165,871	207,525	393,989
TOTAL OPERATING EXPENSES	$159,758	$216,031	$287,389	$459,149

NET LOSS	$(159,758)	$(216,031)	$(287,389)	$(459,149)
BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.01)	$(0.01)	$(0.01)	$(0.02)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	20,421,312	19,967,030	20,421,312	19,759,997

The accompanying notes are an integral part of these financial statements.

NEXSCIENT, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

	Preferred Stock Shares	Preferred Stock	Common Stock Shares	Common Stock	Additional Paid-In Capital	Subscriptions Receivable	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance, June 30, 2023	-	$-	16,528,000	$16,528	$404,837	$(154,500)	$(93,766)	$173,099
Share issued for services	-	-	1,500,000	1,500	148,500	-	-	150,000
Shares issued for cash	-	-	1,927,980	1,928	190,870	154,500	-	347,298
Net loss	-	-	-	-	-	-	(243,118)	(243,118)
Balance, September 30, 2023	-	$-	19,955,980	$19,956	$744,207	$-	$(336,884)	$427,279
Shares issued for cash	-	-	36,665	37	27,463	(9,999)	-	17,501
Net loss	-	-	-	-	-	-	(216,031)	(216,031)
Balance, December 31, 2023	-	$-	19,992,645	$19,993	$771,670	$(9,999)	$(552,915)	$228,749

Balance, June 30, 2024	-	$-	20,421,312	$20,421	$1,092,741	$-	$(1,031,358)	$81,804
Net loss	-	-	-	-	-	-	(127,630)	(127,630)
Balance, September 30, 2024	-	$-	20,421,312	$20,421	$1,092,741	$-	$(1,158,988)	$(45,826)
Net loss	-	-	-	-	-	-	(159,758)	(159,758)
Balance, December 31, 2024	-	$-	20,421,312	$20,421	$1,092,741	$-	$(1,318,746)	$(205,584)

The accompanying notes are an integral part of these financial statements

NEXSCIENT, INC.

STATEMENT OF CASH FLOWS

(unaudited)

	Six Months Ended December 31, 2024	Six Months Ended December 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(287,389)	$(459,149)
Amortization of prepaid stock-based compensation	24,000	-
Adjustments to reconcile net loss to net cash used in operating activities
+ Shares issued for services	-	150,000
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	1,610	(14,489)
NET CASH USED IN OPERATING ACTIVITIES	$(261,779)	$(323,638)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of advance from related party	-	(500)
Proceeds from convertible debentures issued for cash	265,000	-
Proceeds from shares issued for cash	-	210,299
Proceeds from subscriptions receivable	-	154,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	$265,000	$364,299

NET INCREASE IN CASH	3,221	40,661
CASH AT BEGINNING OF THE PERIOD	75,804	202,459
CASH AT END OF THE PERIOD	$79,025	$243,120

Non-cash investing and financing activities:
Shares issued for subscriptions receivable	$-	$9,999

Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

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

The accompanying unaudited interim condensed financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended June 30, 2024, included in the Company’s Annual Report filed on Form 10-K filed with the SEC.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and accounts receivable.  As of December 31, 2024, substantially all of the Company’s cash was held by major financial institutions located in the United States, which management believes are of high credit quality.

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

For cash and accounts payable, it is management’s opinion that the carrying values are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and if applicable, their stated interest rate approximates current rates available.

Convertible Debt

The Company evaluates convertible debt instruments under Accounting Standards Codification (ACS) 470-20, Debt with Conversion and Other Options to determine whether the instrument includes embedded features that must be separately accounted for as a derivative.  The Company assesses whether the embedded conversion feature requires bifurcation under ASC 815-15, Embedded Derivatives and ASC 815-40, Contracts in Entity’s Own Equity.

Research and Development

Research and development costs include costs to develop and refine technological processes used to carry out business operations.  Research and development costs charged to expense for the three-months ended December 31, 2024 and 2023 were $10,000 and $50,160, respectively, and for the six-months ended December 31, 2024 and 2023 were $79,864 and $65,160, respectively.

Earnings (Loss) per Share

Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  If applicable, diluted earnings (loss) per share assume the conversion, exercise or issuance of all common stock instruments unless the effect is to reduce a loss or increase earnings (loss) per share.  The Company has convertible debentures outstanding as of December 31, 2024, for which the number of conversion shares is indeterminable and would be anti-dilutive.

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

The Company has generated no revenues since inception and incurred losses since inception resulting in an accumulated deficit of $1,318,746, as of December 31, 2024, and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – CONVERTIBLE DEBENTURES

During the three months ended December 31, 2024, the Company issued convertible debentures in the aggregate principal amount of $85,000 each in exchange for cash.  The convertible debt is unsecured, bears interest at 9% per annum compounded on the basis of a 365-day year and actual days lapsed due at maturity, and is convertible at the lower of $0.75 per share or 20% below the average VWAP (Volume Weighted Average Price) per share of common stock for the ten (10) days prior to the date of conversion, with a minimum price of the common stock at $0.50 per share. The debentures have a maturity date of two years from date of issuance and are convertible at the option of the holder.  The total amount of these debentures outstanding as of December 31, 2024 is $265,000.

NOTE 5 – STOCKHOLDERS’ EQUITY (DEFICIT)

The Company’s authorized capital consists of eighty-five million (85,000,000) shares, comprised of: (i) seventy-five million (75,000,000) shares of Common Stock, par value $0.001 per share (the “Common Stock”); and (ii) 10,000,000 shares of blank check Preferred Stock, par value $0.001 per share (the “Preferred Stock”).

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Lease Commitments

In May 2024, the Company entered into a lease agreement for office space.  The lease commenced on May 1, 2024, and expires on October 31, 2025 with monthly lease expense of $1,609 throughout the lease term. The Company recognized a right-of-use asset and liability of $27,482 upon the commencement of the lease, using a discount rate of 7.5%.

Contingencies

The Company may be subject to pending legal proceedings and regulatory actions in the ordinary course of business. The results of such proceedings cannot be predicted with certainty, but the Company does not anticipate that the final outcome, if any, arising out of any such matters will have a material adverse effect on its business, financial condition or results of operations.

NOTE 7 – SUBSEQUENT EVENTS

During January 2025, the Company issued additional convertible debentures in return for total cash proceeds of $15,000.  The terms of the convertible debentures are disclosed in Note 4.

On February 3, 2025, the Company entered a non-binding letter of intent (“LOI”) with an unaffiliated party to acquire a software application for a combination of cash and stock, pursuant to which the parties agreed to proceed reasonably and in good faith toward the negotiation and execution of definitive documentation.  The purchase price in the LOI consists of $47,500 in cash and 350,000 shares of the Company’s common stock, and completion of the transaction is subject to standard due diligence, negotiation and execution of definitive documentation.  If a definitive agreement is not executed by the parties on or before February 28, 2025, the terms of the LOI would terminate, with the exception of certain specified provisions.

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

The Company, which was incorporated on March 14, 2023, and has a June 30 fiscal year-end, has limited comparable history.

Results of Operations for the three months ended December 31, 2024, and December 31, 2023

Revenues

We are in our development stage and have not generated revenues for the three months ended December 31, 2024, and December 31, 2023.

Operating Expenses

For the three months ended December 31, 2024, we incurred operating expenses of $159,758. Of the total, $10,000 was attributed to research and development activities related to the Company’s SaaS platform, while the balance of these expenses incurred was related to general and administrative expenses, which include legal and accounting, travel and lodging, and general operating costs. When compared to operating expenses of $216,031 incurred during the same period last year, for the period ended December 31, 2023, we note a decrease of 26% due to a reduction of expenses related to research and development and stock-based compensation during the six months ended December 31, 2024.

Net Loss

For the three months ended December 31, 2024, we incurred a net loss of $159,758, compared to $216,031 for the three months ended December 31, 2023, primarily as a result of changes to lower reduced research and development and operating expenses described above, while not generating any revenues in either period.

Results of Operations for the six months ended December 31, 2024, and December 31, 2023

Revenues

We are in our development stage and have not generated revenues for the six months ended December 31, 2024, and December 31, 2023.

Operating Expenses

For the six months ended December 31, 2024, we incurred operating expenses of $287,389. Of the total, $79,864 was attributed to research and development activities related to the Company’s SaaS platform, while the balance of these expenses incurred was related to general and administrative expenses, which include legal and accounting, travel and lodging, and general operating costs. When compared to operating expenses of $459,149 incurred during the same period last year, for the period ended December 31, 2023, we note a decrease of 37% due to a reduction of expenses related stock-based compensation.

Net Loss

For the six months ended December 31, 2024, we incurred a net loss of $287,389, compared to $459,149 for the six months ended December 31, 2023, primarily as a result of a net decrease of $171,760 in operating expenses described above, while not generating any revenues in either period.

Liquidity and Capital Resources

As of December 31, 2024, the Company has $79,025 cash on hand, an accumulated net loss of $1,318,746, and no revenue to cover its operating costs. Our base burn rate is approximately $31,000 per month. Presently, our operations are being funded by funds previously raised and we believe our currently available capital resources are sufficient to sustain our operations for not more than two (2) months. The Company intends to fund future operations through its convertible debenture private placement offering and other public offerings or private financing arrangements. The ability of the Company to realize its business plan is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash Flow from Operating Activities

For the six months ended December 31, 2024, the cash flows used in the Company’s operating activities was $261,779, primarily used to fund development costs and general and administrative expenses. For the same six-month period ended December 31, 2023, the cash flows used in operating activities totaled $323,638, representing a 19% decrease compared to the same period last year.

Cash Flow from Investing Activities

For the six months ended December 31, 2024, and 2023, the Company did not record any cash transactions from investing activities.

Cash Flow from Financing Activities

For the six months ended December 31, 2024, the net cash provided by financing activities by the Company was $265,000, as a result of proceeds received from the issuance of convertible debentures. During the same period last year, for the six months ended December 31, 2023, net cash provided from financing activities total $364,299, which was related to proceeds received from the sale of our common stock.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of December 31, 2024, that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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

Personnel: There are limited personnel to assist with the accounting and financial reporting function, which results in: (i) a lack of segregation of duties and (ii) controls that may not be adequately designed or operating effectively. Despite the existence of material weaknesses, the Company believes the financial information presented herein is materially correct and fairly presents the financial position and operating results of the three months ended December 31, 2024, in accordance with GAAP. The Company intends to seek qualified accounting staff to expand its internal accounting and reporting functions.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting subsequent to the fiscal quarter ended December 31, 2024, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

NEXSCIENT, INC.

Date: February 12, 2025	/s/ Fred E. Tannous
By: Fred E. Tannous
Title: President, & Chief (Principal) Executive Officer

Date: February 12, 2025	/s/ Michael J. Portera
By: Michael J. Portera
Title: CFO and Chief (Principal) Accounting Officer

