Form 10-Q
period 2025-03-31
Nexscient, Inc.
filed 2025-05-15
CIK 1976663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to ________.

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

As of May 15, 2025, there were 21,173,312 shares of common stock issued and outstanding, par value, $0.001 per share.

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

2

NEXSCIENT, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2025

NEXSCIENT, INC.

BALANCE SHEETS

(unaudited)

	March 31, 2025	June 30, 2024
ASSETS
Current Assets
Cash	$21,376	$75,804
Prepaid expenses	13,417	24,000
Total current assets	34,793	99,804
Software	135,000	-
Right of use asset	11,056	24,579
TOTAL ASSETS	$180,849	$124,383

LIABILITIES AND STOCKOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$13,130	$18,000
Loan from officer	30,000	-
Right of use liability – current portion	9,447	18,203
Total current liabilities	52,577	36,203
Right of use liability	1,609	6,376
Accrued interest	12,828	-
Convertible debentures	330,000	-
TOTAL LIABILITIES	$397,014	$42,579

Commitments and Contingencies (Note 6)

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock 10,000,000 shares authorized, $0.001 par value, 0 shares issued and outstanding at March 31, 2025 and June 30, 2024, respectively	$-	$-
Common Stock 75,000,000 shares authorized, $0.001 par value, 21,087,312 and 20,421,312 shares issued and outstanding at March 31, 2025 and June 30, 2024, respectively	21,087	20,421
Additional paid-in capital	1,216,345	1,092,741
Accumulated deficit	(1,453,597)	(1,031,358)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	$(216,165)	$81,804

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$180,849	$124,383

The accompanying notes are an integral part of these financial statements

NEXSCIENT, INC.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024	Nine Months Ended March 31, 2025	Nine Months Ended March 31, 2024

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES
Research and development	-	58,957	79,864	124,117
General and administrative	114,581	158,335	322,105	552,324
TOTAL OPERATING EXPENSES	$114,581	$217,292	$401,969	$676,441

Interest expense	20,270		20,270

NET LOSS	$(134,851)	$(217,292)	$(422,239)	$(676,441)
BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.01)	$(0.01)	$(0.02)	$(0.03)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	20,721,582	20,172,975	20,519,202	19,889,112

The accompanying notes are an integral part of these financial statements.

NEXSCIENT, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

	Preferred Stock Shares	Preferred Stock	Common Stock Shares	Common Stock	Additional Paid-In Capital	Subscriptions Receivable	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance, June 30, 2023	-	$-	16,528,000	$16,528	$404,837	$(154,500)	$(93,766)	$173,099
Share issued for services	-	-	1,500,000	1,500	148,500	-	-	150,000
Shares issued for cash	-	-	1,927,980	1,928	190,870	154,500	-	347,298
Net loss	-	-	-	-	-	-	(243,118)	(243,118)
Balance, September 30, 2023	-	$-	19,955,980	$19,956	$744,207	$-	$(336,884)	$427,279
Shares issued for cash	-	-	36,665	37	27,463	(9,999)	-	17,501
Net loss	-	-	-	-	-	-	(216,031)	(216,031)
Balance, December 31, 2023	-	$-	19,992,645	$19,993	$771,670	$(9,999)	$(552,915)	$228,749

Balance, June 30, 2024	-	$-	20,421,312	$20,421	$1,092,741	$-	$(1,031,358)	$81,804
Net loss	-	-	-	-	-	-	(127,630)	(127,630)
Balance, September 30, 2024	-	$-	20,421,312	$20,421	$1,092,741	$-	$(1,158,988)	$(45,826)
Net loss	-	-	-	-	-	-	(159,758)	(159,758)
Balance, December 31, 2024	-	$-	20,421,312	$20,421	$1,092,741	$-	$(1,318,746)	$(205,584)
Shares issued for services	-	-	66,000	66	16,434	-	-	16,500
Shares issued for software	-	-	350,000	350	87,150	-	-	87,500
Shares issued with debt			250,000	250	20,020			20,270
Net loss	-	-	-	-	-	-	(134,851)	(134,851)
Balance, March 31, 2025	-	$-	21,087,312	$21,087	$1,216,345	$-	$(1,453,597)	$(216,165)

The accompanying notes are an integral part of these financial statements

NEXSCIENT, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended March 31, 2025	Nine Months Ended March 31, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(422,239)	$(676,441)
Amortization of prepaid stock-based compensation	27,083	-
Amortization of debt discount	20,270	-
Adjustments to reconcile net loss to net cash used in operating activities
Shares issued for services	-	189,000
Changes in operating assets and liabilities:
Accrued interest on debentures	12,828	-
Accounts payable and accrued liabilities	(4,870)	(14,359)
NET CASH USED IN OPERATING ACTIVITIES	$(366,928)	$(501,800)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of software	(47,500)	-
NET CASH USED IN INVESTING ACTIVITIES	$(47,500)	$-

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of advance from related party	-	(500)
Proceeds from convertible debentures issued for cash	330,000	-
Proceeds from shares issued for cash	-	469,297
Proceeds from officer loan	30,000	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	$360,000	$468,797

NET INCREASE (DECREASE) IN CASH	(54,428)	(33,003)
CASH AT BEGINNING OF THE PERIOD	75,804	202,459
CASH AT END OF THE PERIOD	$21,376	$169,456

Supplemental disclosure of non-cash investing and financing activities:
Shares issued for software purchase	$87,500	$-
Shares issued with debt	$20,270	$-

The accompanying notes are an integral part of these financial statements

NEXSCIENT, INC.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Nexscient, Inc. (the “Company”) was incorporated in the State of Delaware on March 14, 2023.  The Company is developing a subscription-based, condition monitoring solution for maintaining and protecting industrial equipment. The Company’s objective is to exploit Industrial Internet-of-Things (IIoT), artificial intelligence (AI), and Cloud-computing technologies to offer a continuous, remote machine health monitoring service that provides actionable insights to manufacturers and continuous process facilities seeking an effective yet affordable predictive maintenance solution to help reduce equipment failures, avoid unscheduled downtimes, decrease equipment maintenance costs, and improve overall equipment efficiencies. In addition, the Company’s long-term strategy includes the acquisition and integration of synergistic technology assets and businesses operating in the domain of Enterprise AI. The Company’s head office is at 2029 Century Park East, Suite 400, Los Angeles, CA 90067.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and accounts receivable.  As of March 31, 2025, substantially all of the Company’s cash was held by major financial institutions located in the United States, which management believes are of high credit quality.

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

Software

Software is stated at cost less accumulated amortization and is depreciated using the straight-line method over the estimated useful life of the asset.  The estimated useful life of the asset is five years and is not depreciated until it is available for use by the Company.

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

Research and Development

Research and development costs include costs to develop and refine technological processes used to carry out business operations. Research and development costs charged for the nine-months ended March 31, 2025 and 2024 were $79,864 and $124,117, respectively.

Earnings (Loss) per Share

Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  If applicable, diluted earnings (loss) per share assume the conversion, exercise or issuance of all common stock instruments unless the effect is to reduce a loss or increase earnings (loss) per share.  The Company has convertible debentures outstanding as of March 31, 2025, for which the maximum number of shares issuable upon conversion is 660,000 shares based on a floor conversion price of $0.50 per share.

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

The Company has generated no revenues since inception and incurred losses since inception resulting in an accumulated deficit of $1,453,597, as of March 31, 2025, and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – CONVERTIBLE DEBENTURES

During the three months ended March 31, 2025, the Company issued convertible debentures in the aggregate principal amount of $65,000 each in exchange for cash.  The convertible debt is unsecured, bears interest at 9% per annum compounded on the basis of a 365-day year and actual days lapsed due at maturity, and is convertible at the lower of $0.75 per share or 20% below the average VWAP (Volume Weighted Average Price) per share of common stock for the ten (10) days prior to the date of conversion, with a minimum price of the common stock at $0.50 per share. The debentures have a maturity date of two years from date of issuance and are convertible at the option of the holder.  The total amount of these debentures outstanding as of March 31, 2025, is $330,000.

NOTE 5 – STOCKHOLDERS’ EQUITY (DEFICIT)

The Company’s authorized capital consists of eighty-five million (85,000,000) shares, comprised of: (i) seventy-five million (75,000,000) shares of Common Stock, par value $0.001 per share (the “Common Stock”); and (ii) 10,000,000 shares of blank check Preferred Stock, par value $0.001 per share (the “Preferred Stock”).

In relation to the below value of common stock issued, management estimated the fair market value of the Company’s common stock considering the thinly traded nature of its stock, the prevailing bid and ask prices, historical sales of stock, and current circumstances of the entity.  Management determined that the thinly traded price was not believed to be representative of fair value at the time of these transactions, due to the significant spread in bid and ask prices and minimal number of trades to date. Management estimated the fair value to be $0.25 per share during the fiscal third quarter of 2025.

In January 2025, as compensation to a new member of its Advisory Board, the Company issued 16,000 shares of its common stock, having a value of $4,000 based on a share price of $0.25 per share.

In February 2025, the Company issued 350,000 shares of its common stock as partial compensation in the purchase of AI Media Toolkit SaaS platform.  The shares were valued at $87,500, based on the share price of $0.25 per share.

In March 2025, the Company issued 50,000 shares of its common stock to a consultant as compensation in lieu of cash, for consulting services having a value of $12,500, based on a share price of $0.25 per share.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Lease Commitments

In May 2024, the Company entered into a lease agreement for office space.  The lease commenced on May 1, 2024, and expires on October 31, 2025, with monthly lease expense of $1,609 throughout the lease term.  The Company recognized a right-of-use asset and liability of $27,482 upon the commencement of the lease, using a discount rate of 7.5%.

Contingencies

The Company may be subject to pending legal proceedings and regulatory actions in the ordinary course of business. The results of such proceedings cannot be predicted with certainty, but the Company does not anticipate that the final outcome, if any, arising out of any such matters will have a material adverse effect on its business, financial condition or results of operations.

NOTE 7 – RELATED PARTY TRANSACTIONS

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

In February 2025, pursuant to terms of a promissory note the Company issued 250,000 shares of its common stock to its chief executive officer as an accommodation for advancing the Company a zero-interest loan in the amount of $30,000. The loan was repayable within 30 days from date of issuance. The Company determined the relative fair value of the debt and equity.  Accordingly, the debt was discounted by $20,270, which was accreted up through the maturity date.

NOTE 8 – SUBSEQUENT EVENTS

During April 2025, the Company issued additional convertible debentures in return for total cash proceeds of $50,000.  The terms of the convertible debentures are disclosed in Note 4.

During April 2025, the Company issued a total of 86,000 shares to an advisor and a consultant as compensation in lieu of cash, for consulting services rendered.

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

In addition, the Company’s long-term strategy includes the acquisition and integration of synergistic technology assets and businesses operating in the domain of Enterprise AI. Our recent software acquisition is currently being implemented into a SaaS platform in preparation for offering subscription-based services.  Completion of this effort is expected by the end of this fiscal year.

The Company, which was incorporated on March 14, 2023, and has a June 30 fiscal year-end, has limited comparable history.

Results of Operations for the three months ended March 31, 2025, and March 31, 2024

Revenues

We are in our development stage and have not generated revenues for the three months ended March 31, 2025, and March 31, 2024, respectively.

Operating Expenses

For the three months ended March 31, 2025, we incurred $114,581 in operating expenses, which include legal and accounting, travel and lodging, and general and administrative costs, of which $3,083 was a non-cash expense related to shares issued to advisors and consultants, in lieu of cash, for services rendered. When compared to operating expenses of $158,335 incurred for the period ended March 31, 2024, we note a decrease of 27.6% due to a due to a reduction in stock-based compensation compared to the previous year.

Net Loss

For the three months ended March 31, 2025, we incurred a net loss of $134,851, compared to $217,292 for the three months ended March 31, 2024, representing a decrease of 37.9%, primarily as a result of changes to reduced research and development and operating expenses described above, while not generating any revenues in either period.

Results of Operations for the nine months ended March 31, 2025, and March 31, 2024

Revenues

We are in our development stage and have not generated revenues for the nine months ended March 31, 2025, and March 31, 2024, respectively.

Operating Expenses

For the nine months ended March 31, 2025, we incurred operating expenses of $401,969, of which $27,083 were non-cash costs related to shares issued to advisors and consultants in lieu of cash for services rendered and loan expenses.  Of the total, $79,864 was attributed to research and development activities related to the Company’s SaaS platform, while the balance of these expenses incurred was related to general and administrative expenses, which include legal and accounting, travel and lodging, and general operating costs. When compared to operating expenses of $676,441 incurred during the same period last year, for the period ended March 31, 2024, we note a decrease of 40.6% due to a reduction of general and administrative expenses, primarily related to reductions in stock-based compensation.

Net Loss

For the nine months ended March 31, 2025, we incurred a net loss of $422,239, compared to $676,441 for the nine months ended March 31, 2024, primarily due to a net decrease of $254,202 in operating expenses described above, while not generating any revenues in either period.

Liquidity and Capital Resources

As of March 31, 2025, the Company has approximately $21,376 cash on hand, an accumulated net loss of $1,453,597, and no revenue to cover its operating costs.   Our burn rate was significantly reduced to approximately $6,000 per month.  Presently, our operations are being funded by funds previously raised and loans from officers and we believe our currently available capital resources are not sufficient to sustain our operations for more than three (3) months without an additional capital infusion.  The Company intends to continue funding operations through its convertible debenture private placement offering currently being offered, officer loans, and other future public offerings or private financing arrangements.  The ability of the Company to realize its business plan is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash Flow from Operating Activities

For the nine months ended March 31, 2025, the cash flows used in the Company’s operating activities was $366,928, primarily used to fund operating costs and general and administrative expenses.  For the same nine-month period ended March 31, 2024, the cash flows used in operating activities totaled $501,800, representing a 26.9% decrease this year compared to the same period last year due to a reduction in general and administrative expenses.

Cash Flow from Investing Activities

For the nine months ended March 31, 2025, the Company used $47,500 in cash for the purchase of the AI Media Toolkit SaaS platform software asset compared to the same period in 2024, where the Company did not record any cash transactions from investing activities.

Cash Flow from Financing Activities

For the nine months ended March 31, 2025, the net cash provided by financing activities by the Company was $360,000, consisting of proceeds received from the issuance of convertible debentures and an officer loan.  During the same period last year, for the nine months ended March 31, 2024, net cash provided from financing activities total $468,797, representing a reduction of 23.2% in proceeds received from the sale of our securities.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on this evaluation, our principal executive and principal financial officers concluded as of March 31, 2025, that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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

Personnel:  There are limited personnel to assist with the accounting and financial reporting function, which results in: (i) a lack of segregation of duties and (ii) controls that may not be adequately designed or operating effectively.  Despite the existence of material weaknesses, the Company believes the financial information presented herein is materially correct and fairly presents the financial position and operating results of the three months ended March 31, 2025, in accordance with GAAP.  The Company intends to seek qualified accounting staff to expand its internal accounting and reporting functions.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting subsequent to the fiscal quarter ended March 31, 2025, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

NEXSCIENT, INC.

Date: May 15, 2025	/s/ Fred E. Tannous
By: Fred E. Tannous
Title: President, & Chief (Principal) Executive Officer

Date: May 15, 2025	/s/ Michael J. Portera
By: Michael J. Portera
Title: CFO and Chief (Principal) Accounting Officer

