Form 10-K
period 2025-06-30
Nexscient, Inc.
filed 2025-09-30
CIK 1976663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2025

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

Los Angeles, CA 90067

(Address of principal executive offices, including ZIP code)

(310) 494-6620

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Title of each class	Trading Symbol	Name of exchange on which registered
Common Stock	NXNT	OTCQB

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒.

As of September 30, 2025 there were 21,323,312 shares of common stock issued and outstanding, par value $0.001 per share.

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

PART I

Item 1. Business

Company Overview

Nexscient, Inc. (the “Company”) is an emerging growth company focused on building a global collaborative network of AI-enabled intelligent enterprise solutions and technologies through internal development, synergistic acquisitions, and capital investments in companies involved in machine learning, artificial intelligence, and Industrial Internet of Things (IIoT) technologies.

The global market for AI-enabled enterprise applications is projected to grow significantly as companies pursue operational efficiencies, predictive capabilities, and digital transformation. We believe our platform will be well-positioned to participate in this growth by developing a scalable infrastructure and an integrated suite of applications designed to provide actionable insights for businesses seeking to improve operations, achieve differentiation in their markets, and enhance long-term relevance within their industries.

Our objective is to build a comprehensive platform that integrates enterprise applications and core business processes on an advanced AI technology foundation. By combining these capabilities, we aim to help enterprises unlock efficiencies, gain a competitive advantage, and address industry-specific challenges. Our intended solutions are designed to serve organizations operating in data-intensive and operationally complex environments, where the ability to capture, analyze, and act on information in real-time is increasingly crucial for maintaining competitiveness.

We intend to differentiate ourselves by focusing on industries and market segments that remain underpenetrated by AI solutions, despite their reliance on data, predictive analytics, and process optimization. Many of these sectors, including industrial operations, supply chain management, and other asset-intensive markets, represent opportunities where adoption has lagged but the potential benefits are significant. We believe this focus will enable us to capture niche opportunities where specialized solutions can command higher margins, particularly as broader AI adoption accelerates and commoditization increases across more mature sectors.

Corporate Information

Nexscient, Inc. was incorporated in the State of Delaware on March 14, 2023.  Our fiscal year end is June 30.  We are a development stage enterprise.  Our principal office is located at 2029 Century Park East, Suite 400, Los Angeles, CA 90067.  Our telephone number is (310) 494-6620 and our e-mail contact is info@nexscient.com.  Our website can be viewed at nexscient.ai.

We intend to develop the Nexscient Intelligent Enterprise Solution (“Nexscient IES”) as a comprehensive platform that delivers insight, intelligence, and innovation to the business enterprise.  We plan to assemble a digital ecosystem of enabling enterprise technologies by developing, acquiring, and investing in emerging companies that are capitalizing on machine learning and artificial intelligence (“AI”) revolution.

AI holds the promise of empowering computers to perceive and understand the world around us, enabling the advent of products and services that previously would have been unimaginable and impossible with traditional code.  Since AI learns from data, training it with the highest-quality data will produce the highest-performing outputs.

The Nexscient IES platform takes as a holistic approach to deliver insight, intelligence, and innovation to the business enterprise.  Nexscient IES intends to offer businesses data transformation services that can achieve efficiencies and enhance performance through digital realization, business process agility, and insight and innovation.

We intend to provide a comprehensive platform by integrating disparate technologies into a digital-ready ecosystem.  Within our ecosystem, there will be a foundation of intelligent business applications connected to new and existing business operations, processes, and technologies.

Our focus is to identify and integrate synergistic businesses and technologies into a global collaborative network that leverages our collective pool of knowledge and resources brought together by our executive management team and partner companies to provide strategic guidance, operational support, and capital resources needed to fuel growth.

Nexscient IES Platform

The penetration of artificial intelligence and machine learning across numerous industries will drive global market growth for enterprise applications.  The increased allocation of cash by a large number of major participants would multiply the magnitude of the worldwide market boom.  In this shifting landscape, startups have the chance to showcase the benefits of their innovations, demonstrate more potential for significant impact, and enjoy the flexibility that larger companies often lack -- by becoming part of a collaborative network of like-minded innovators, not just as a stopgap for these benefits but as a long-term destination that aligns with their desired growth and ambitions for success.

Management believes that there are significant opportunities for companies that exploit machine learning and AI to assist traditional businesses by using innovative approaches to create more efficient operations and markets. We intend to focus on emerging companies that can be incorporated into the Nexscient IES platform, operating in the following three domains:

Enterprise Applications

Enterprise applications are software solutions that integrate key operational aspects of entire organizations.  By operationalizing AI, one can drive rapid, actionable insights for tangible business impact via enterprise-grade capabilities and solutions.  Enterprises are investing in advanced analytics and machine learning solutions for its human-centric and cognitive capabilities, but practice and maturity still remain stagnant.  Even as businesses take the plunge in AI adoption, they lack the governance structures and innovative systems to take full advantage of it.  Our domain experience as an advanced analytics company and expertise in machine learning, data science, and engineering services help us go beyond possible for our partner companies.  We help unlock the true potential of AI beyond adoption, we can enable long-term business transformation and enjoy short-term wins.  Nexscient seeks opportunities that provide novel AI technologies and professional services to integrate, implement and support enterprise applications.

Business Process & Technology

Machine learning systems and artificial intelligence technologies are becoming ubiquitous across industries.  However, 87% of machine learning (ML) and AI models never make it to production.  Enterprises still face many challenges when it comes to scaling, automation, standardization, and cost-effectiveness of ML solutions.  The lack of experienced ML teams, monitoring tools, and automated processes leads to poor development standards, duplication of efforts, and underperforming systems.  Furthermore, ML projects implemented with sub-par standards expose enterprises to governance, security, and compliance risks.

AI Training Data & Transformation

We believe AI-enabled managed platforms that integrate automation with expert data operations services provide superior opportunities for data acquisition, curation and continuous monitoring.  These capabilities are essential to augment large-scale, human-intensive data operations to effectively address a large and growing market of enterprises seeking high-quality data engineering services.  We believe a hybrid approach of using AI technology that harnesses machine learning and deep learning techniques, in conjunction with human-powered data annotation and labeling services will deliver superior quality outcomes.

Network Infrastructure

Network infrastructure products and services include computing and communications tools that enable companies to deploy enterprise applications.  Many companies do not have the infrastructures in place to support leading edge enterprise AI applications.  Nexscient seeks opportunities which include network security products and services, companies that service the AI market, machine learning services that enable products that optimize existing investments in enterprise applications and infrastructure management solutions.

The Industry

Industrial revolutions have come along every hundred years over the past few centuries—think mechanization and steam power in the late 1700s, mass production in the late 1800s and computers in the late 1900s.  And now, just half a century after the start of the electronic era, is the fourth industrial revolution, Industry 4.0 has introduced the ‘Age of Intelligence.’  It blends global networks, the Internet of things (IoT), artificial intelligence (AI), machine learning (ML), predictive analytics and much more—and it’s transforming businesses.  However, transformation requires more than technology.

Enterprises are constrained by a lack of insight or enterprise intelligence.  Skill shortages, inadequate tools and lack of experience, continue to inhibit transformation.  When combined with the challenge of business process complexity, organizations become rigid and unable to connect business applications with new technologies and ultimately unable to activate insight, react to market challenges, or innovate at speed and scale.  An organization’s ability to differentiate itself and lead markets becomes more difficult under these conditions.  The culprits that hold back businesses include:

•	Process complexity that degrades both customer experiences and employee productivity;
•	Lack of business insight needed to innovate for industry differentiation; and
•	Inadequate skills, tools and focus.

Businesses understand that the latest technologies and trends are crucial to maximizing competitive advantage.  That’s one reason they’re spending vast sums to adopt them—an anticipated $1.8 trillion in 2024, up by 45% from 2023, according to IDC.  However, only some of these efforts will succeed - others will fall short because they require more than technology.  Without insight, intelligence, and innovation, businesses can get stuck in reactive modes.

Enterprise AI Market

Enterprise AI is the segment of the enterprise software market that incorporates artificial intelligence technologies, such as machine learning, understanding, and interacting, into applications to achieve a level of advancement that eventually surpasses human capabilities in the enterprise infrastructure.  This technological advancement helps in the everyday activities occurring within a company such as automation of interactions combined with improvement in functional productivity with steady development in an organization’s structure.  Enterprise AI deployment automates a variety of functions and interactions, enabling organizations to achieve improved operations and provide better customer support and personalized experiences.  In addition, enterprise AI equips the organization’s vital applications through application programming interface (API) integrations.

The enterprise AI market size was valued at $10 billion in 2023 and is predicted to reach $270 billion by 2032 with a CAGR of 37.87% from 2024-2032.  Growing demand for enterprise AI in various industry verticals including manufacturing, healthcare, and automotive owing to its automatic features such as industrial robots, automated vehicles, and virtual reality drives the market growth.

AI Market Growth

The substantial growth in AI creates tremendous market opportunities for emerging companies with novel technologies.  The global AI market was valued at $146 billion in 2023 and is expected to grow to $1,812 billion by the end of 2030, with a CAGR of over 38% between 2024 and 2030.  The major drivers for this increase include the adoption of AI technologies across multiple industries, as well as advancements in algorithms and infrastructure.

The market is expected to see continued innovation and expansion over the next decade, with AI becoming an increasingly integral part of many business operations.  With this growth, we are seeing a rush of new market entrants (startups) seeking to capitalize on this opportunity—many of which house brilliant minds, brimming with innovative ideas for AI-enabled technologies, products, and services embarking on a journey to build new enterprise.  But many of these aspiring companies struggle to commercialize their ideas because they have difficulty accessing capital and strategic guidance, among other things.

Market Opportunity

Companies across industry verticals seek to develop AI-based applications for an ever-increasing number of use cases, such as self-driving cars, medical diagnostics, surveillance systems, digital assistants, and chatbots to name a few.  Unlike traditional computer applications that are coded using computer languages to perform functions, AI applications are trained with large quantities of data.  These applications learn by processing data through high-performing AI algorithms and in order for these algorithms to perform accurately, they must be trained on large amounts of high-quality data.   CubicShift seeks to become a leading data engineering company, helping data scientists with their most complex and mission-critical data preparation tasks.

The AI data training market is estimated to be $12.7 billion in 2024, projected to grow at a CAGR of 22% to reach $92.4 billion by 2034,1 essentially proxying the enormous growth expected in AI system spending overall ($632 billion by 2028, a 29% CAGR over the 2024-2028 forecast period).2.  Similarly, the global data annotation tools market was valued at $2.02 billion in 2023, and is projected to reach $23.11 billion by 2032, which is a CAGR of 31.1%.3

AI Data Preparation

Data teams at some of the largest technology companies are accelerating development of generative AI technologies that produce high quality text, code, and images in response to user prompts.  At their core, they rely upon large language models (LLMs), which use deep neural networks (an artificial intelligence architecture) with billions of parameters and requires massive amounts of training data to encode the essence of human language.  They require fine-tuning through supervised learning and reinforcement learning from human feedback (RLHF) to render them suitable for specialized tasks and domains, to control hallucinations (models have a tendency to make up things), and to minimize the risk of generating unsafe or biased results.  In addition, companies across industry verticals are seeking to develop AI-based applications for an ever-increasing number of use cases such as self-driving cars, surveillance systems, automated medical diagnostics, digital assistants, chatbots, content moderation, robotics, fraud detection and contract review.

The problem is that many projects fail, stall or perform inadequately because data teams are unable to perform the complex and resource-intensive data preparation tasks necessary to properly train, tune, and operationalize AI models.  Preparing high-quality data takes up 80% of the time for most AI and machine learning projects.  Data preparation includes data annotation (which is estimated to take up 25% of the time) and data transformation (which includes data identification, aggregation, cleansing and augmentation) is estimated to take 55% of the time).  Moreover, many data teams within these organizations lack the technology and resources to perform data annotation and transformation tasks and identify lack of data or quality issues with data as a bottleneck in the adoption of AI.  Thus, many data teams seek external partners to perform data preparation functions, at scale.  Furthermore, as AI projects become more specialized, also introducing concerns over privacy and security, data preparation becomes increasingly more complex, requiring deep domain knowledge and an infrastructure where data security is assured.

We intend to work with technology companies to enable, accelerate or enrich the services they deliver to end users around generative AI foundation models that support autonomous vehicles, facial recognition, legal research and medical diagnostics, to name a few. We believe our contemplated Nexscient IES, coupled with acquired capabilities in collecting and annotating data at scale with consistency and high accuracy, will contribute meaningfully to the advancement of AI and our emerging business as a leading provider of data transformation services.

AI Model Deployment and Integration

We believe that over the next decade, almost all industries will experience a fundamental shift due to high-performing AI models.  The current pace of AI innovation is accelerating and algorithms and techniques used today will likely be obsolete in the coming years.  Many enterprises seek solutions that require intensive text data processing and analytics.  For these businesses, in addition to deploying and integrating AI models, we intend to provide a range of data engineering support services including data transformation, curation, consolidation, extraction, hygiene, and compliance.

 _______________________

1 Data Labeling Solution and Services Market, FactMR (Apr. 2024)

2 Worldwide Artificial Intelligence Systems Spending Guide, IDC (Aug. 2024)

3 Data Annotation Tools Market, Astute Analytica, (Nov. 2024)

We intend to develop custom AI models, where we select the appropriate algorithms, tune hyperparameters, train and validate models.  We also intend to help businesses fine-tune their custom versions of our proprietary models and third-party foundation models to address domain-specific and customer-specific use cases.  Consequently, these enterprises are expected to benefit from the short time-to-value and high economic returns realized from our value-added AI solutions and platform.

Products and Services

We intend to provide a range of solutions and platforms for solving complex data challenges that companies face when they seek to obtain the benefits of AI systems and analytics platforms.

Intelligent Automation

Enterprises are increasingly looking to re-invent business processes to take advantage of advancements in AI and machine learning, computing, and storage.  Many seek easier ways these advanced capabilities can be trained, deployed, and leveraged.  For clients with critical business processes that involve documents, images, text, emails and other unstructured data, we plan to deploy a range of technologies, including AI and robotic process automation (RPA), to eliminate repetitive tasks, automate where possible, speed up operations, and shift internal talent to creative and analytical work.  We intend to provide intelligent automation for an increasing diversity of complex functions.

Nexscient IES Comprehensive Approach

Companies across industries are increasingly adopting digital technologies to advance toward becoming intelligent enterprises. However, digital transformation can be complex, requiring significant investment of time and resources. Nexscient’s approach is to provide a comprehensive platform designed to reduce this complexity and improve the likelihood of successful outcomes. By assembling a digital ecosystem that integrates technology expertise, business process breadth, and industry insights, our platform is intended to offer enterprises greater efficiency, cost-effectiveness, and adaptability. The Nexscient IES platform is designed to deliver industry-specific configurations that can accelerate integration, streamline operations, and support improved business performance, helping organizations achieve measurable value from their digital transformation initiatives.

By leveraging a comprehensive platform rather than relying on multiple off-the-shelf applications, enterprises can reduce redundancies, lower integration costs, and streamline operations. Our platform incorporates cognitive capabilities that adapt to the specific needs of different industries, enabling organizations to replace fragmented solutions with a unified framework. This approach is designed to deliver greater cost-effectiveness and improved business outcomes by enhancing decision-making, accelerating deployment, and aligning digital investments more closely with strategic objectives.

Nexscient IES Principles

The Nexscient IES platform is premised on three fundamental principles: (i) digital realization, (ii) business process agility, and (iii) insight and innovation.

Digital Realization

The intelligent enterprise depends on more than technology.  It requires the right skills, culture and tools within the organization, as well as the right partnerships.  The use of smart technologies, for example, requires a partner that’s trained and motivated to use them.  That partner must be equipped with the right digital tools, including business processes to accelerate transformation.  The partner chosen to facilitate the realization must be fully trusted—and worthy of that trust.  Given the inevitable risk in any major technology endeavor, a business that aspires to be an intelligent enterprise can afford no less.

Business Process Agility

Aging business processes are stumbling blocks for creating great customer experiences and employee engagement.  The intelligent enterprise can overcome this obstacle by creating operations and solutions that enable customers and employees to overcome complexity.  A key element in business process agility is simplifying business processes and delivering them with an eye toward industry-specific requirements, insight and cultural alignment.  The industry focus is crucial to meeting the distinctive needs of customers and employees in each market and the intelligent enterprise needs to handle the higher-order tasks.  For example, CRM and ERP projects still focus too much on replicating the complexity of previous systems for the sake of matching unique industry or client-specific requirements.  Intelligent enterprises could, instead, leverage the standard application from the cloud and adopt industry best practices for business processes to match the “last mile” functionality requirements.  Simplification is the goal and the cloud delivery model for enterprise applications contributes to making it a reality.

Insights & Innovation

Systems of intelligence and technology advancement are key to enabling enterprises to innovate at scale and speed—and to disrupt their markets.  This requires integration with the latest advancements in artificial intelligence, machine learning, automation, Internet of things, virtual reality/augmented reality, among others.  To achieve this, enterprises need access to world-class skills, insight into new technologies and cross-industry experience at a global level.  The holistic approach should infuse deeper intelligence at all levels of the enterprise, from strategy through operations.  It should go beyond application silos to identify connected information anywhere in the enterprise but should be well-grounded in change management and user-adoption practices.  To predict and lead markets is a key aspiration for business leaders and without intelligence, insight and innovation the business will be reactive at best.

Nexscient IES Process Flow

Our robust and scalable platform intends to exploit Intelligent Enterprise, Artificial Intelligence (AI), and Cloud-computing technologies to deliver an innovative solution for companies that helps improve business processes, avoid unscheduled downtimes, decrease equipment maintenance costs, and improve overall production efficiencies.   Creating an intelligent enterprise solution involves several advanced technologies and analytic techniques that deploy neural networks, deep learning, machine learning and predictive analytics:

•

Descriptive Analytics: This component generally provides a dimensional view of business performance. It collects and reveals present and historical data on an organization’s operating metrics such as revenues, customers, costs, operational KPIs, and other financial information, among other things. Then, this data is processed through predictive analytics.

•

Predictive Analytics: As the name suggests, this technique will tell us what will happen next by using past experiences. With the application of several techniques in data science, such as clustering classification and regression, we’ll be able to answers questions like which product a customer will buy next or which equipment needs attention or even predict when it’s likely to fail. This information is further processed through cognitive analytics.

•

Cognitive Analytics: This analytic technique involves applying human-like intelligence to a particular task for understanding, not only the words of information, but also the underlying context. It brings together several intelligent technologies that involve artificial intelligence algorithms, cognitive computing, and a number of machine learning technologies such as neural networks and deep learning.

•

Prescriptive Analytics: This technique will help uncover actionable insights, that is, the best set of actions for a given situation by prescribing proper recommendations. It brings together several intelligent techniques such as neural networks, deep learning, and several other AI algorithms.

Nexscient IES Framework

At its core, the Nexscient IES platform breaks down the barriers between siloed applications and unifies business processes into one platform so they work seamlessly together to help run the enterprise’s business in the cloud, while delivering end-to-end support that integrates the entire ecosystem.  The Nexscient IES framework integrates enterprise applications and business processes on an advanced technology platform within a scalable infrastructure to deliver transformative results.  The key components within this framework include:

•

Enterprise Applications: Includes various enterprise applications that offer solutions for customer experience, inventory and supply chain management, manufacturing and asset management systems. May include vertical solutions from organizations and partners that utilize industry best practices to extend their current business model via industry cloud.

•

Business Process Intelligence: Includes business network and process intelligence, cloud-based solutions that allow all organizations to connect all their trading partners into a single directory and streamline their supply chain operations. Business process intelligence solutions enable organizations to analyze the performance of their business processes and then back the process insights into preferable actions to help drive digital transformation.

•

Business Technology Platform: This platform comprises technology solutions such as database and data management, analytics, application development and integration, and intelligent technologies. It provides organizations with a capability in which they can build, manage, deploy, and connect data and business processes on one interconnected platform.

•

Scalable Network Infrastructure: Provides the infrastructure to host applications in the data centers or one of the hyper-scalers, such as Amazon AWS, Microsoft Azure, and Google Cloud platform. It supports agility and scalability while reducing cost of ownership.

Nexscient IES Platform Benefits

The Nexscient IES platform can provide the following key benefits:

•

Visibility: removal of barriers to more data and process integration; the ability to join the organization’s ecosystem and integrate its software environment for maximum transparency, case of access, and on-demand access, analysis, and reporting in support of advanced pattern recognition on data, process minimization, proper decision making, and innovation.

•	Focus: the ability to strengthen insights derived from improved visibility to model possible outcomes more effectively and create efficient and better use of resources, capital, and labor.

•	Agility: capacity for swift, strategic, and value-focused responses to rapid changes in the supply chain, marketplace, or the organization itself.

•

Efficiency: real-time data analytics and agility allow businesses to address ever-changing markets by adjusting operations efficiently during market fluctuations. Continuously collected and analyzed data provides insights and recommendations for automated business processes that can increase productivity, improve efficiency, and reduce costs.

•

Innovation: integrated into team structure for efficient collaboration and customer-centric solutions, with high level of confidence from data-driven solutions, collaboratively assembled and customer approved.

•

Customer-Centric: customer-focused solutions are realized with proper techniques and tools to accurately obtain data and gear that information based on customer needs, and integrated into the foundation of the intelligent enterprise.

Our Growth Strategy

We believe we are living in a transformative era—one in which artificial intelligence is rapidly becoming the “brain” behind our computers, robots, and vehicles.  AI is no longer a futuristic concept; it is being embraced by thousands of enterprises to deliver products and services that would have been unimaginable using traditional software development methods.

Unlike conventional programming, AI systems learn by analyzing massive amounts of data—essentially writing their own logic.  In this context, the adage “garbage in, garbage out” has never been more relevant.  Success in AI hinges on a data-centric approach that prioritizes the consistent collection and precise annotation of high-quality data.  This will ultimately determine which organizations lead—and which are left behind.

Our growth strategy is rooted in our deep expertise in delivering high-quality data.  We are focused on serving large, fast-moving, and rapidly expanding markets centered around the development and commercialization of advanced AI systems and enterprise-scale deployments.  Our solutions and contemplated platforms are built on a foundation of cutting-edge technology, skilled domain experts, and a relentless commitment to data integrity—supported by anticipated investments in AI and machine learning R&D.

We intend to shift the focus from “services” to “solutions” and introduce AI data operations-as-a-service offerings.  We differentiate “solutions” from “services” by the extent to which they are technology-enabled, repeatable, and address generalized requirements.  Solutions and SaaS products should result in revenue that produces relatively higher recurring margins.

To execute our strategy, we plan to strengthen our leadership team by recruiting senior executives in product management and technology, expanding our direct sales force, refreshing our brand messaging and visual identity, and bolstering our digital marketing and product engineering capabilities.  Looking ahead, we plan to drive further operational efficiencies by simplifying our business—continuously evaluating product and service selections and assessing each asset's alignment with our mission and strategic objectives.  We believe that as revenue scales, our business model is designed to deliver operating income growth at a rate that significantly outpaces revenue growth.

Key elements of our growth strategy include:

Driving New Customer Acquisition

We believe we are still in the early stages of penetrating our addressable markets.  We intend to pursue new long-term, strategic customer relationships, especially with customers with large and growing commitments to AI innovation, where we can deliver a wide range of our capabilities and have meaningful impact.  We are focused on hiring and retaining sales talent and building a data-driven sales organization.  We believe that our current organization is operating well and will likely enable us to achieve our near-term growth targets.

Expanding Relationships with Customers

We intend to “land-and-expand” services within customer accounts.  By initially engaging with a specific line of business and addressing targeted use cases, we intend to deliver measurable value that earns trust.  As a result, we expect customers to expand their engagement with us—broadening the number of use cases and extending our solutions across additional business units.

Continue to Develop New Capabilities

We intend to develop new capabilities designed around emerging customer needs and advances in AI technologies.  We intend to develop additional charter customer relationships, by enhancing our relationship with companies to co-develop an AI-enabled platforms.

Continuing to Innovate

We believe that our ability to innovate will continue to be an important contributor to our growth and market traction.  We intend to work closely with our customers, assessing their requirements for enhancements to our existing capabilities and new capabilities with the goal of better serving them.  We have well-defined roadmaps for our contemplated AI platforms which will introduce new features and functions that will enable us to generate growth by broadening the appeal of our platforms to potential new customers as well as increasing the opportunities for further expansions with existing customers.

Competition

We operate in a highly competitive landscape that includes both specialized AI data service providers and large-scale IT services firms.  Key competitors across industry verticals include Appen, CloudFactory, Surge AI, Innodata, Invisible Technologies, Turing, DefinedCrowd, Deepen.ai, Telus, Samasource, and Scale AI—several of which are well-established players with significant market presence.  In addition, we compete with global technology service providers such as Cognizant Technology Solutions, EXL, Genpact, Infosys, and Tata Consultancy Services.  We intend to differentiate ourselves by delivering high-quality, cost-effective solutions that leverage our proprietary platforms, robust IT infrastructure, our management’s global domain expertise, and operational efficiencies.

Sales and Marketing

We intend to sell our services through a direct inside sales team, a direct field sales team and indirect channel partner relationships.  Teams will be designed to efficiently sell to organizations of all sizes and will initially focus on new customer acquisitions.  As we expand, they will pursue up-selling and cross-selling opportunities of new offerings to existing customers.  We plan to leverage the uniqueness of our solution to create brand preference and build a strong sales pipeline while cultivating customer relationships to help drive revenue growth efficiently and effectively.  Our most important marketing goal as an emerging growth company is to establish product and brand awareness with customers in each target market.  The way we go about this task will vary from one target market segment to another.

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

Channel Partners

We will focus efforts to partner with enterprise applications suppliers.  We will emphasize our products' potential as an additional source of revenue for them with recurring monthly revenues; this should make our product very desirable as part of their product lines.  By solidifying these partnership agreements, we will also enable cross-marketing back into the consumer market through their sales forces' efforts and their advertising, increasing our sales efforts nationwide without the expense of additional personnel to cover the entire U.S.  We believe that once partnered with these companies, our channel market partners (resellers) will advertise the Nexscient and Nexscient IES system as new features in their traditional outlets, primarily print advertising and in-house POS material, in order to increase mutual sales and brand awareness, benefiting both organizations.

Marketing

We will focus our marketing efforts on increasing the strength of the ‘Nexscient’ brand, communicating product advantages and business benefits, generating leads for our sales teams and channel partners while driving product adoption.  We will deliver targeted content to demonstrate our intelligent enterprise solutions platform and use digital advertising methods to deliver opportunities to our sales teams.  We will engage with existing customers to provide education and awareness to promote expanded use of our software and services.  We will work with our own researchers, as well as the broader AI data engineering and data science community, to share important information through the online community, social media, and traditional public relations.

We also intend to market to businesses through traditional sales efforts, such as advertising in trade journals and publications and establishing a presence at select trade shows geared towards businesses in our market segment.  For the larger companies we target, we will offer the free use of our service for a limited time, to prove their efficacy in order to penetrate and gain market share in this segment.

Trends

In the Age of Intelligence, the Nexscient IES platform can enable businesses to bolster their market potential through digital realization, empowering them with process agility, activating insight, and promoting innovation.  The Nexscient IES platform marshals intelligent business applications to help companies gain insights, take predictive actions, and lead respective markets.  Within the Nexscient IES platform, these intelligent business applications use data and intelligence to capture new business opportunities and enable better decisions at all levels of an organization.

The key business enablers of the Nexscient IES platform include a digital ecosystem of intelligent business applications, integrated technologies, and a connected system of intelligence and solutions developed with insight, industry relevance, and market differentiation.  As a result, the intelligent enterprise is more likely to innovate with industry insight, simplify business processes, empower employees, improve customer experiences, and realize their business objectives.

Target Industries

Artificial intelligence is upending many industries.  Accelerating innovation is imperative to how businesses achieve results while staying competitive in today’s business environment.  In order to success, you need to have specialized solutions to achieve faster results and shorter go-to-market timelines.  Our approach is to amass the unique, industry-specific knowledge needed to properly understand any project, technology or organization and the marketplace in which they operate in order to produce successful outcomes.  Below we address four key industry sectors that can benefit from the Nexscient IES solution:

Manufacturing

AI is the engine for high-speed performance with manufacturing analytics as companies fast-track value in their production.  The data volume coming in from various parts of the industrial value chain can be overwhelming.  In a sector that lives on the proven edge of technology instead of the cutting edge, these businesses are still stuck with organizing their data pool around possible use cases.  As a result, they are unprepared to handle heterogeneous data and derive actionable insights, leading to multiple challenges.  Many organizations are hardly an avant-garde AI implementation.  These sectors are typically quite traditional and reluctant to embrace new technology trends, especially if they are not solid market-proven.  However, things are – slowly but surely – changing.  AI started to gain a well-deserved spotlight as it became evident that it is a safe way to increase the overall operational performance.  Under the broad “Artificial Intelligence” term” are hidden plenty of different approaches are hidden able to cover specific transformational needs perfectly, regardless of how different they may be.

Healthcare

As the healthcare landscape evolves, so do the expectations of patients, creating a pressing need for healthcare providers to forge deeper connections, streamline processes and enhance communication.  Employing specialized knowledge and tailored solutions can offer patient experiences that nurture relationships and encourage better health outcomes.  Value-based care driven with healthcare analytics can help individuals make informed decisions.  By leveraging ML/AI in healthcare to organize, integrate, and decode health data, care providers can significantly improve value-driven patient insights.  The sudden shift to remote healthcare, the surge of AI for patient monitoring, and the growing preference for telehealth practices has led to a proliferation of data sources for the healthcare sector.  However, harnessing that data to improve processes and derive value has been an uphill task.  Inefficient data management practices and complex, disparate care management platforms prevent health providers from getting deep insights into their care ecosystem and their patients’ health, leading to suboptimal processes and undesirable gaps in the healthcare ecosystem.

Logistics & Autonomous Vehicles

Managing a supply chain logistics can be a daunting task due to organizational complexity, lack of transparency, or too much reliance on manual processes.  This makes supply networks especially vulnerable amidst business disruptions.  AI-powered insights improve the business’ ability to respond to dynamic shifts, but legacy systems and siloed data leave them with impaired visibility and poor predictability.  AI and Machine Learning in vehicles, logistics, supply chains, and – in general, transport, support process optimization, and risk management to improve workflows.  By taking into account all possible disruptions, unpredicted events, and historical and real-time data, AI solutions can detect patterns and – based on that – suggest what decisions should be taken to avoid delays, speed up deliveries, reduce costs, route optimization, and increase the efficiency at resource management.

Financial Services

AI is a powerful tool in creating actionable insights and generating tangible results for the financial services sector.  With rising expectations, there’s never been a better time for financial services and fintech brands to invest in a high-tech, high-touch customer experience.  The financial services sector has recently taken the lead in digital transformation, eagerly embracing the potential of Big Data, Data Engineering, AI, and Machine Learning.  Those areas, used to collect, sort, process, analyze, and convert massive, complex data sets into meaningful business insights, are considered a “make or break” factor for traditional finance institutes, constantly threatened by tech-savvy FinTech start-ups.  The potential of AI and Data Engineering is almost limitless.  Data – text, numeric, and images – can be used in numerous ways to advance the ability to recognize patterns, anticipate future events, create smart rules, make intelligent, data-based decisions and automated communication with clients.  More finance-oriented usages of AI are fraud detection, high-frequency trading, risk management, and investment management, but – as we said above – with AI sky is the limit.

Intellectual Property

To protect our unpatented proprietary technologies and processes, we rely on trade secret laws and confidentiality agreements with our employee(s), consultants, channel partners and vendors.  At present our intellectual property is the Nexscient Intelligent Enterprise Solution which is currently in development.  The company will rely on provisional patents in the near term, filing for full patent protection, as necessary.

We depend, in part, upon proprietary technologies and methodologies, AI-based data annotation and data transformations platforms, various applications of its platforms, trained machine learning algorithms that support discrete data annotation and transformation tasks, proprietary data models and other intellectual property rights.  We rely on a combination of trade secret, license, nondisclosure and other contractual agreements and copyright and trademark laws to protect our intellectual property rights.  We intend to file several patent applications to protect newly developed proprietary technologies and methodologies.

We enter into confidentiality agreements with our employees, contractors and customers, and limit access to and distribution of our proprietary information and that of our customers.  We cannot assure that these arrangements will be adequate to deter misappropriation of our proprietary information or that we will be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights.

Registered Trademark

Our brand identity is a key asset in our business strategy and market recognition.  The “Nexscient” name is protected as a registered trademark of the Company with the United States Patent and Trademark Office (“USPTO”).  We consider this mark to be of material importance to our business, as it represents the foundation of our corporate brand, product offerings, and reputation in the marketplace.

We intend to actively monitor and enforce our trademark rights to prevent unauthorized use or infringement. We may pursue additional trademark registrations in the United States and other jurisdictions as our business expands. While we believe our intellectual property rights provide us with meaningful competitive advantages, they do not guarantee exclusivity.

There can be no assurance that our intellectual property rights will not be challenged, invalidated, circumvented, or otherwise impaired.  Competitors or other third parties may attempt to imitate our brand, claim rights in similar marks, or oppose our applications, which could result in costly legal proceedings and diversion of management resources.  In addition, the laws of some foreign jurisdictions may not protect intellectual property rights to the same extent as the laws of the United States.

Our continued success depends in part on our ability to maintain the strength of the Nexscient brand.  If we are unable to adequately protect our trademarks, trade secrets, and other intellectual property, or if we fail to enforce our rights effectively, our business, financial condition, and results of operations could be adversely affected.

Research & Development

We focus on advancing AI-based technologies that power both our internal operations and client-facing solutions.  In parallel, our product engineering teams conduct ongoing R&D to continuously improve the functionality, scalability, and versatility of Nexscient IES and other AI industry platforms.  These efforts support the development of new use cases and innovative capabilities, enabling us to maintain a competitive edge.

We view customer feedback as playing a critical role in guiding our product roadmap, ensuring we remain tightly aligned with client priorities while anticipating broader industry shifts.  We believe our culture of innovation helps us attract and retain top-tier AI talent and technologists across a globally distributed R&D presence in North America, Europe, and the Asia-Pacific region.

Subsidiaries

The Company has no subsidiaries.

Employees

We currently employ three full-time employees and contracted consultants on an as-needed basis.

Legal Proceedings

We know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation.  There are no proceedings in which our directors, officers or any affiliates, or any registered or beneficial shareholder is an adverse party or has a material interest adverse to our interest.

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

Other Items of the JOBS Act.  The JOBS Act also provides that an emerging growth company can communicate with potential investors that are qualified institutional buyers or institutions that are accredited to determine interest in a contemplated offering either prior to or after the date of filing the respective registration statement.  The Act also permits research reports by a broker or dealer about an emerging growth company regardless if such report provides sufficient information for an investment decision.  In addition, the JOBS Act precludes the SEC and FINRA from adopting certain restrictive rules or regulations regarding brokers, dealers and potential investors, communications with management and distribution of research reports on the emerging growth company IPO.

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

Holders

As of September 30, 2025, we have 21,323,312 issued and outstanding shares of Common Stock, which are held by 88 shareholders of record.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Transfer Agent and Registrar

Nexscient, Inc. has appointed VStock Transfer, LLC as its transfer agent.  VStock’s address is 18 Lafayette Place, Woodmere, NY 11598.  The transfer agent is responsible for all record-keeping and administrative functions in connection with the common shares.

Market Information

The Company’s common stock was approved for trading on the OTCQB on August 2, 2024.  Our common shares are currently quoted on the OTCQB under the symbol "NXNT".  The following table sets forth the range of the high and low sale prices of the common stock for the periods indicated.  The quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.  Consequently, the information provided below may not be indicative of our common stock price under different conditions.

Period Ended	High	Low
Year Ended June 30, 2025
June 30, 2025	$2.00	$0.27
March 31, 2025	$1.01	$0.55
December 31, 2024	$0.25	$0.25
September 30, 2024	$0.01	$0.01

Since being quoted, the high and low price of our common stock ranged between $2.00 per share and $0.25 per share, respectively. As of September 30, 2025, there were 21,323,312 shares of common stock outstanding held by approximately 88 stockholders of record.

Trades in our common stock may be subject to Rule 15g-9 of the Exchange Act, which imposes requirements on broker/dealers who sell securities subject to the rule to persons other than established customers and accredited investors.  For transactions covered by the rule, broker/dealers must make a special suitability determination for purchasers of the securities and receive the purchaser’s written agreement to the transaction before the sale.

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

Overview

Nexscient, Inc. is an emerging-growth company that’s building a global collaborative network of AI-enabled Intelligent Enterprise Solutions and technologies through internal development, synergistic acquisitions, and capital investments in companies involved in machine learning, artificial intelligence, and the Industrial Internet of Things technologies.  We plan to deliver an innovative solution for process automation in various industry sectors that helps improve business processes, decrease equipment maintenance costs, and improve overall efficiencies.

We intend to develop Nexscient IES as a holistic solution that delivers insight, intelligence, and innovation to the business enterprise.  The platform is currently in development.

As part of our growth strategy, we also seek to acquire and integrate synergistic AI and machine learning companies and technologies into our collaborative network, further expanding our service offerings while enhancing shareholder value.  Our objective is to build an ecosystem of intelligent enterprise AI applications, technologies, and business process solutions that deliver actionable insights for businesses seeking to improve their operations, realize market differentiation, and attain industry relevance.

With Nexscient IES, businesses can predict and lead through digital realization, business process agility, and insight and innovation.  We intend to provide a comprehensive platform by integrating disparate technologies into a digital-ready ecosystem.  Within our ecosystem, there will be a foundation of intelligent business applications connected to new and existing business operations, processes, and technologies.

Results of operations for fiscal years ended June 30, 2025 compared to June 30, 2024.

Revenue

We are in our development stage and have not generated any revenue for the fiscal years ended June 30, 2025 and 2024.

Operating Expenses

During the fiscal year ended June 30, 2025 and 2024, we incurred total operating expenses of $488,042 and $937,592, respectively, a decrease of $449,550, or 48%, as a result of reducing project development expenses and focusing on identifying acquisition candidates.  Of this total, for the fiscal years ended June 30, 2025 and 2024, $39,708 and $303,000, respectively, was accounted as a non-cash expense related to the issuance of shares paid to consultants in lieu of cash for services rendered related to the software development.

Operating expenses consisted of the following:

	For the Year Ended June 30, 2025	For the Year Ended June 30, 2024
Research and development expenses	97,364	205,286
General and administrative expenses	390,678	732,306
Total operating expenses	$488,042	$937,592

Research and development fees

We enter into agreements with third-party developers for development services.  During the preliminary project stage and prior to the application development stage of the product, we record any costs incurred by third-party developers as research and development expenses.

During the fiscal years ended June 30, 2025 and 2024, we reported research and development fees of $97,364 and $205,286, respectively, a decrease of $107,922, or 53%, primarily due to reduced development efforts.

Interest expense

During the fiscal year ended June 30, 2025, the Company incurred a total interest expense of $41,662, which consists of $21,392 of interest accrued related to the 9% Convertible Debentures, and $20,270 related to the amortized interest expense related to the related-party loan issued with common shares.

General and administrative expenses

During the fiscal years ended June 30, 2025 and 2024, general and administrative expenses amounted to $390,678 and $732,306, respectively, a decrease of $341,628, or 47%, primarily attributed to scaling down expenses related to professional and management fees other general business expenses, primarily related to decreased stock-compensation.  Of this total, for the fiscal years ended June 30, 2025 and 2024, $39,708 and $303,000, respectively, was accounted as a non-cash expense related to the issuance of shares as payment of professional fees to advisors and consultants in lieu of cash.

Net loss

During the fiscal years ended June 30, 2025 and 2024, we reported a net loss of $529,704 and $937,592, respectively, a decrease of $407,888, or 44%.  The decrease in net loss was due to the decreases in research and development and general and administrative expenses discussed above.

Liquidity, Capital Resources and Plan of Operations

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis.

During the fiscal ended June 30, 2025, the Company issued convertible debentures in the aggregate principal amount of $480,000 in exchange for cash.  The convertible debt is unsecured, bears interest at 9% per annum compounded on the basis of a 365-day year and actual days lapsed due at maturity, and is convertible at the lower of $0.75 per share or 20% below the average VWAP (Volume Weighted Average Price) per share of common stock for the ten (10) days prior to the date of conversion, with a minimum price of the common stock at $0.50 per share.  The debentures have a maturity date of two years from date of issuance and are convertible at the option of the holder.

The total amount of these debentures outstanding as of September 30, 2025, is $530,000.  The Company uses the proceeds received from the private placement offering for research and development, general corporate purposes and working capital.

On June 30, 2025, we had a cash balance of $100,470, net working capital of $85,385, a net loss of $529,704, and has no revenues to cover our operating costs.

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

We believe that our existing working capital and cash on hand will provide sufficient cash to enable the Company to meet its operating needs and debt requirements for the next six months from the issuance date of this report.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash Flows from Operating Activities

For the year ended June 30, 2025, net cash used in operating activities was $407,834, which primarily resulted from a net loss of $529,704, plus an increase of $21,392 in accrued interest on convertible debentures; $43,500 in deferred and accrued wages; and a decrease of $3,000 in accounts payable and accrued liabilities.  Net cash used in operating activities is adjusted by $39,708 and $20,270 in amortized, non-cash expenses for prepaid stock-based compensation and a debt discount, respectively.

For the year ended June 30, 2024, net cash used in operating activities was $645,452, which primarily resulted from a net loss of $937,952, adjusted for the stock-based compensation to employees and consultants of $303,000, and a decrease in accounts payable and accrued liabilities of $10,860.

Cash Flows from Investing Activities

For the year ended June 30, 2025, net cash used in investing activities totaled $47,500, paid as partial consideration for the purchase of software.

Cash Flows from Financing Activities

For the year ended June 30, 2025, net cash provided by financing activities totaled $480,000, resulting from the issuance of convertible debenture securities in a private placement offering.  For the year ended June 30, 2024, net cash provided by financing activities was $518,797, resulting primarily from the sale of our common stock in private placements and a registered offering.

Our ultimate success is dependent on our ability to obtain additional financing and generate sufficient cash flow to meet our obligations on a timely basis.  We will require significant amounts of capital to sustain operations, and we will need to make the investments we need to execute our longer-term business plan to support new technologies and help advance innovation.  Absent generation of sufficient revenue from the execution of our long-term business plan, we will need to obtain debt or equity financing, especially if we experience downturns in our business that are more severe or longer than anticipated, or if we experience significant increases in expense levels resulting from being a publicly-traded company or from operations.  Such additional debt or equity financing may not be available to us on favorable terms, if at all.  We plan to pursue our plans with respect to the research and development of our products and service and strategic acquisitions, which will require resources beyond those that we currently have, ultimately requiring additional capital from third party sources.

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

Disagreements with Accountants on Accounting and Financial Disclosure

Other than the disclosure of uncertainty regarding the ability for us to continue as a going concern which was included in our accountant’s report on the financial statements for the year ended June 30, 2025; dbbmckennon’s report on the financial statements of the Company for the years ended June 30, 2025 did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

In connection with the audit of the financial statements of the Company for year ended June 30, 2025, there were no disagreements on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with dbbmckennon’s opinion to the subject matter of the disagreement.

In connection with the audited financial statements of the Company for year ended June 30, 2025, there have been no reportable events with the Company as set forth in Item 304(a)(1)(v) of Regulation S-K.

Critical Accounting Policies and Estimates

See Note 2 – Summary of Significant Accounting Policies, in the notes of the financial statements for general policies, none of which we believe are critical based on the Company’s current operations.

Critical accounting estimates relate to the valuation of common stock.  Management determined that the thinly traded price was not believed to be representative of fair value at the time of various transactions, due to the significant spread in bid and ask prices and minimal number of trades to date. Management determined the fair value of common stock considering the thinly traded nature of its stock, the prevailing bid and ask prices, historical sales of stock, and current circumstances of the entity.  Management estimated the fair value to be $0.25 per share during the fiscal year ended June 30, 2025.

Item 7.A Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Nexscient Inc.,

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Nexscient Inc. (the “Company”) as of June 30, 2025 and 2024, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has not generated revenues, incurred losses and expects to continue to incur losses, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Newport Beach, California

September 30, 2025

NEXSCIENT, INC.

BALANCE SHEETS

ASSETS	June 30, 2025	June 30, 2024
Current assets
Cash	$100,470	$75,804
Prepaid expenses	59,792	24,000
Total current assets	160,262	99,804
Right of use asset	6,377	24,579
Software	135,000	-
TOTAL ASSETS	$301,639	$124,383

LIABILITIES AND STOCKOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	$15,000	$18,000
Deferred wages payable	43,500	-
Right of use liability, current portion	6,377	18,203
Total current liabilities	64,877	36,203
Accrued interest payable	21,392	-
Convertible debentures	480,000	-
Right of use liability	-	6,376

TOTAL LIABILITIES	$566,269	$42,579

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock 10,000,000 shares authorized, $0.001 par value, no shares issued and outstanding at June 30, 2025 and 2024	-	-
Common Stock 75,000,000 shares authorized, $0.001 par value, 21,323,312 and 20,421,312 shares issued and outstanding at June 30, 2025 and 2024, respectively	21,323	20,421
Additional paid-in capital	1,275,109	1,092,741
Accumulated deficit	(1,561,062)	(1,031,358)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	$(264,630)	$81,804

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$301,639	$124,383

The accompanying notes are an integral part of these financial statements

NEXSCIENT, INC.

STATEMENTS OF OPERATIONS

	Fiscal Year Ended June 30, 2025	Fiscal Year Ended June 30, 2024
REVENUE
Revenues	$-	$-

OPERATING EXPENSES
Research and development	97,364	205,286
General and administrative	390,678	732,306
TOTAL OPERATING EXPENSES	488,042	937,592

Interest expense	41,662	-

NET LOSS	$(529,704)	$(937,592)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.03)	$(0.05)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	20,681,997	20,025,253

The accompanying notes are an integral part of these financial statements

NEXSCIENT, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock Shares	Preferred Stock	Common Stock Shares	Common Stock	Additional Paid-In Capital	Subscriptions Receivable	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance, June 30, 2023	-	$-	16,528,000	$16,528	$404,837	$(154,500)	$(93,766)	$173,099
Stock issued for services	-	-	1,736,000	1,736	325,264	-	-	327,000
Stock issued for cash	-	-	2,157,312	2,157	362,640	154,500	-	519,297
Net loss	-	-	-	-	-	-	(937,592)	(937,592)
Balance, June 30, 2024	-	$-	20,421,312	$20,421	$1,092,741	$-	$(1,031,358)	$81,804
Stock issued for services	-	-	302,000	302	75,198	-	-	75,500
Stock issued for software	-	-	350,000	350	87,150	-	-	87,500
Stock issued with debt	-	-	250,000	250	20,020	-	-	20,270
Net loss	-	-	-	-	-	-	(529,704)	(529,704)
Balance, June 30, 2025	-	$-	21,323,312	$21,323	$1,275,109	$-	$(1,561,062)	$(264,630)

The accompanying notes are an integral part of these financial statements

NEXSCIENT, INC.

STATEMENTS OF CASH FLOWS

	Fiscal Year Ended June 30, 2025	Fiscal Year Ended June 30, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the year	$(529,704)	$(937,592)
Adjustments to reconcile net loss to net cash used in operating activities
Shares issued for services and amortization of prepaid stock-based compensation	39,708	303,000
Amortization of debt discount	20,270	-
Changes in operating assets and liabilities:
Accounts payable	(3,000)	(10,860)
Accrued wages payable	43,500	-
Accrued interest on debentures	21,392	-
NET CASH USED IN OPERATING ACTIVITIES	(407,834)	(645,452)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of software	(47,500)	-
NET CASH USED IN INVESTING ACTIVITIES	(47,500)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shares issued for cash	-	519,297
Proceeds from convertible debentures issued for cash	480,000	-
Loan proceeds from related party	30,000	-
Repayment of loan from related party	(30,000)	(500)
NET CASH PROVIDED BY FINANCING ACTIVITIES	480,000	518,797

NET (DECREASE) INCREASE IN CASH	24,666	(126,655)
CASH AT BEGINNING OF THE YEAR	75,804	202,459
CASH AT END OF THE YEAR	$100,470	$75,804

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Shares issued for software purchase	$87,500	$-
Shares issued with debt	$20,270	$-
Right of use asset and liability	$-	$27,482

The accompanying notes are an integral part of these audited financial statements.

NEXSCIENT, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2025 AND 2024

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Nexscient, Inc. (the “Company”) was incorporated in the State of Delaware on March 14, 2023.  The Company is an emerging-growth company that’s building a global collaborative network of AI-enabled Intelligent Enterprise Solutions and technologies through internal development, synergistic acquisitions, and capital investments in companies involved in machine learning, artificial intelligence, and the Industrial Internet of Things technologies.  As part of its growth strategy, the Company also seeks to acquire and integrate synergistic AI and machine learning companies and technologies into our collaborative network, further expanding its service offerings while enhancing shareholder value. The Company’s headquarters are in Los Angeles, California.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Risks and Uncertainties

The Company has a limited operating history and has not generated revenue intended operations. The Company's business and operations are sensitive to general business and economic conditions in the U.S. and worldwide along with local, state, and federal governmental policy decisions.  A host of factors beyond the Company's control could cause fluctuations in these conditions, including but not limited to: increased inflation and interest rates; the perceived impact and effect of macroeconomic conditions; the effects of increased competition as well as innovations by new and existing competitors in our market; our ability to attract new clients, including our ability to generate revenue; our ability to attract and retain highly-skilled AI/ML/IT professionals at cost-effective rates; our ability to penetrate new industry verticals and geographies and grow our revenue in targeted industry verticals and geographies; our ability to maintain favorable pricing and utilization rates; our ability to successfully identify acquisition targets, consummate acquisitions and successfully integrate acquired businesses and personnel.  Adverse developments in these general business and economic conditions could have a material adverse effect on the Company's financial condition and the results of its operations.

Basis of Presentation

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“US GAAP”). The Company’s fiscal year is June 30.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash.  As of June 30, 2025, substantially all of the Company’s cash was held by major financial institutions located in the United States, which at times may exceed federally insured limits.

Fair Value of Financial Instruments

Certain assets and liabilities of the Company are carried at fair value under GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:

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

Cash

The Company considers all highly liquid investments with original or remaining maturities of three months or less on the purchase date to be cash equivalents.  As of June 30, 2025 and 2024, the Company did not have any cash equivalents.

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

Software

Software is stated at cost less accumulated amortization and is depreciated using the straight-line method over the estimated useful life of the asset. The estimated useful life of the Company’s current software assets is expected to be three years; however, depreciation of the software will not occur until it has been placed in use.

Convertible Instruments

GAAP requires companies to bifurcate conversion options from their host instruments and account for them as free-standing derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. An exception to this rule is when the host instrument is deemed to be conventional as that term is described under applicable GAAP.

Research and Development

Research and development costs include costs to develop and refine technological processes used to carry out business operations.  Research and development costs charged for the fiscal years ended June 30, 2025 and 2024 were $97,364 and $205,286, respectively.

Impairment of Long-Lived Assets

The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.  There were no impairments for the years ended June 30, 2025 and 2024.

Deferred Offering Costs

The Company complies with the requirements of ASC 340-10-S99-1 with regards to offering costs. Prior to the completion of an offering, offering costs are capitalized.  The deferred offering costs are charged to additional paid-in capital or as a discount to debt, as applicable, upon the completion of an offering or to expense if the offering is not completed.

Segments

In accordance with criteria under ASC 280, which establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers, the Company’s chief operating decision maker (“CODM”) has been identified as the Chief Executive Officer.  The Company’s CODM reviews results to assess performance, make decisions, and allocates operating and capital resources of the Company as a whole, therefore, there is only one reportable segment.  The CODM does not distinguish its principal business activities for the purpose of internal reporting and uses net loss to allocate resources in the annual budgeting and forecasting process, along with using that measure as a basis for evaluating financial performance quarterly.

Significant segment expenses that are provided to CODM on a regular basis and are included within reported measure of segment profit or loss are research and development and general and administrative.

The statements of operations for the years ended June 30, 2025 and 2024, reflect the significant segment expenses and other segment items, as well as the balance sheets as of June 30, 2025 and 2024, for the one reportable segment.

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

The Company has convertible debentures outstanding as of June 30, 2025, for which the maximum number of shares issuable upon conversion is 960,000 shares based on a floor conversion price of $0.50 per share. These shares were excluded from diluted calculations as they were anti-dilutive.

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

The Company has generated no revenues since inception and incurred losses since inception resulting in an accumulated deficit of $1,561,062, as of June 30, 2025, and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – CONVERTIBLE DEBENTURES

On July 1, 2024, the Board authorized a private placement offering to accredited investors of an unsecured 9% Convertible Debenture with a twenty-four month maturity in the principal amount of up to $5,000,000 (the “Debentures”), which Debentures will be convertible into shares of the Company’s common stock at the lower price of $0.75 per share or 20% below the average VWAP (Volume Weighted Average Price) per share of common stock for the ten (10) days prior to the date of conversion, with a minimum conversion price of $0.50 per share. The debentures have a maturity date of two years from date of issuance and are convertible at the option of the holder and are subject to certain lock-up and leak-out provisions.  The total amount of these debentures outstanding as of June 30, 2025, is $480,000.

Interest expense on the convertible debentures for the year ended June 30, 2025 and 2024 was $21,392 and $0, respectively.

NOTE 5 – STOCKHOLDERS’ EQUITY (DEFICIT)

The Company’s authorized capital consists of eighty-five million (85,000,000) shares, comprised of: (i) seventy-five million (75,000,000) shares of Common Stock, par value $0.001 per share (the “Common Stock”); and (ii) 10,000,000 shares of blank check Preferred Stock, par value $0.001 per share (the “Preferred Stock”).

In relation to the below value of common stock issued, management estimated the fair market value of the Company’s common stock considering the thinly traded nature of its stock, the prevailing bid and ask prices, historical sales of stock, and current circumstances of the entity.  Management determined that the thinly traded price was not believed to be representative of fair value at the time of these transactions, due to the significant spread in bid and ask prices and minimal number of trades to date.  Management estimated the fair value to be $0.25 per share during the fiscal year ended June 30, 2025.

During the period from January through April 2025, as compensation to members of its Advisory Board, the Company issued a total of 32,000 shares of its common stock, having an aggregate value of $8,000 based on a share price of $0.25 per share. Services for these shares is to be rendered over a one-year period.

During the period from March through June 2025, the Company issued a total of 270,000 shares of its common stock to consultants as compensation in lieu of cash, for consulting services having an aggregate value of $67,500, based on a share price of 0.25 per share. Services for these shares is to be rendered over a one-year period.

In February 2025, the Company issued 350,000 shares of its common stock as partial compensation in the purchase of software.  The shares were valued at $87,500, based on the share price of $0.25 per share.  Also in February 2025, the Company issued 250,000 shares of its common stock to its chief executive officer pursuant to terms of a promissory note related to a zero-interest loan made to the Company (Note 7).

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Lease Commitments

In May 2024, the Company entered into a lease agreement for office space. The lease commenced on May 1, 2024 and expires on October 31, 2025 with monthly of $1,609 throughout the lease term. The Company recognized a right of use asset and liability of $27,482 using a discount rate of 7.5%.

The following is a summary of future annual minimum lease payments as of June 30, 2025:

Fiscal 2026	6,436
Total minimum lease payments	6,436
Less: Imputed interest	(59)
Total lease obligations	6,377
Less: current portion	6,377
Long-term portion of lease obligations	-

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

In February 2025, pursuant to terms of a promissory note the Company issued 250,000 shares of its common stock to its chief executive officer as an accommodation for advancing the Company a zero-interest loan in the amount of $30,000.  The loan was repayable within 30 days from date of issuance.  The Company determined the relative fair value of the debt and equity.  Accordingly, the debt was discounted by $20,270, which was accreted up through the maturity date.  As of June 30, 2025, the Company had paid back the loan.

NOTE 8 – INCOME TAXES

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes.  The differences relate primarily to capitalization of research and development costs for tax purposes, stock compensation and net operating loss carryforwards.  As of June 30, 2025 and 2024, the Company had net deferred tax assets before valuation allowance of approximately $298,000 and $169,000, respectively.

The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized.  In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations.  The Company assessed the need for a valuation allowance against its net deferred tax assets and determined a full valuation allowance is required due to cumulative losses through June 30, 2025.  Therefore, a valuation allowance of $287,000 and $169,000 was recorded as of June 30, 2025 and 2024, respectively. Valuation allowance increased by $129,000 and $154,000 during fiscal 2025 and 2024, respectively.  Deferred tax assets were calculated using the Company’s combined effective tax rate, which it estimated to be approximately 28%.  The effective rate is reduced to 0% due to the full valuation allowance on its net deferred tax assets.

The Company’s ability to utilize net operating loss carryforwards will depend on its ability to generate adequate future taxable income.  At June 30, 2025, the Company had net operating loss carryforwards available to offset future taxable income in the amounts of approximately $1,065,000, which can be carried forward indefinitely.  Certain changes in ownership can result in a limitation on the amount of net operating loss and tax credit carryovers that can be utilized each year.  As of June 30, 2024, management has not determined the extent of any such limitations, if any.

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

NOTE 9 – SUBSEQUENT EVENTS

During July 2025, the Company issued additional convertible debentures in return for total cash proceeds of $50,000.  The terms of the convertible debentures are disclosed in Note 4.

On August 2, 2025, the Company entered into a non-binding Letter of Intent (the “LOI”) to purchase an AI data annotation and labelling company operating in the Philippines.  The total consideration for the acquisition is, comprised of an upfront cash payment of $600,000, a three-year convertible debenture in the principal amount of $450,000, and the issuance of 6,520,000 restricted shares of Nexscient’s common stock, $0.001 par value per share.  Completion of the transaction is subject to standard due diligence, negotiation and execution of definitive documentation, receipt of necessary board approvals, and any third-party consents.  The LOI contains standard representations, warranties, covenants, and conditions as well as mutual confidentiality and exclusivity provisions.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9.A Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2025, the end of the period covered by this report on Form 10-K.  The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate.  Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be detected.

As of June 30, 2025, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) pursuant to Rule 13a-15 of the Exchange Act.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2025. In making this assessment, our management used the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO Framework. Our management has concluded that, as of June 30, 2025 our internal control over financial reporting was not effective based on these criteria because of the material weaknesses described below.

Material weaknesses relate to the absence of a formal policies and procedures manual that governs reporting and oversight functions.  Our size prevents us from being able to employ sufficient resources to a properly functioning reporting system; which also results in segregation of duties deficiencies.    To the extent reasonably possible given our limited resources, we intend to take measures to cure the aforementioned weaknesses, including, but not limited to, increasing the capacity of our qualified financial personnel to ensure that accounting policies and procedures are consistent across the organization and that we have adequate controls over our Exchange Act reporting disclosures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting subsequent to the fiscal year ended June 30, 2025, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Company is not required by current SEC rules to include, and does not include, an auditor's attestation report.  The Company's registered public accounting firm has not attested to Management's reports on the Company's internal control over financial reporting.

Limitations of the Effectiveness of Disclosure Controls and Internal Controls

Our management, including our Principal Executive Officer and Principal Financial Officer, does not expect that our disclosure controls and internal controls will prevent all errors and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

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

Not applicable.

Item 9.C Disclosure Regarding Foreign Jurisdiction the Prevent Inspection

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Identification of Directors and Executive Officers

The following table sets forth the names and ages of our current directors and executive officers as of September 30, 2025:

Name and Age	Position(s) Held	Date of Appointment	Other Public Company Directorships
Fred E. Tannous, 59	Director, President & Chief Executive Officer, Treasurer, Secretary	March 14, 2023	None
Tarek Shoufani, 45	Director, Chief Operating Officer	March 14, 2023	None
Michael Portera, 67	Director, Chief Financial Officer	July 12, 2023	None
Eric Manlunas, 57	Director	April 19, 2023	None

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

Item 11. Executive Compensation

Name and Principal Position	Fiscal Year Ended June 30	Salaries ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

Fred E. Tannous(1)	2025	87,500	-	-	-	62,500	150,000
Director, President & Chief Executive Officer, Treasurer, Secretary
Tarek N. Shoufani(1)	2025	77,000	-	-	-	-	77,000
Director, Chief Operating Officer
Michael J. Portera(1)	2025	41,000	-	-	-	-	41,000
Director, Chief Financial Officer
Eric Manlunas	2025	-	-	-	-	-	-
Director(2)

(1) Officers received a nominal salary during the year, however, a portion of their salary was deferred and accrued; there are no formal employment contracts in place for their employment.

(2) Our outside board member did not receive any compensation. There are no arrangements for any future compensation.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of June 30, 2025, by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock, par value $0.001 per share.  Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.  Unless otherwise specified, the address of each of the persons set forth below is care of the Company at the address 2029 Century Park East, Suite 400, Los Angeles, CA 90067.

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

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent (%) of Class(2)
Fred E. Tannous (3)	Common	6,250,000	29.3%
Tarek N. Shoufani (4)	Common	3,000,000	14.1%
Eric Manlunas (5)	Common	1,773,000	8.3%
Michael J. Portera (6)	Common	1,500,000	7.0%
All Officers, Directors and Beneficial Owners as a Group (4 persons)	Common	12,523,000	58.7%

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

(2) Based on 21,323,312 issued and outstanding shares of common stock as of June 30, 2025.

(3) Fred E. Tannous is a Director and the Company's President, CEO, Secretary, and Treasurer.  His beneficial ownership includes 6,250,000 common shares.

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

In February 2025, pursuant to terms of a promissory note the Company issued 250,000 shares of its common stock to its chief executive officer as an accommodation for advancing the Company a zero-interest loan in the amount of $30,000.  The loan was repayable within 30 days from date of issuance.  The Company determined the relative fair value of the debt and equity.  As of June 30, 2025, the Company had paid back the loan.

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

Item 14. Principal Accountant Fees and Services

	Year Ended June 30, 2025	Year Ended June 30, 2024
Audit Fees	$48,500	$54,075
Audit Related Fees	-	-
Tax Preparation	-	-
Other	-	-
Total	$48,500	$54,075

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

In the absence of a formal audit committee, the full Board of Directors pre-approves all audit and non-audit services to be performed by the independent registered public accounting firm in accordance with the rules and regulations promulgated under the Securities Exchange Act of 1934, as amended.  The Board of Directors pre-approved 100% of all services rendered the audit by the independent registered public accounting firm for the fiscal periods ended June 30, 2025 and June 30, 2024. There were no non-attest services provided by dbbmckennon.

PART IV

Item 15. Exhibits and Financial Statements.

Exhibit Number	Description
3.1	Certificate of Incorporation filed with the Delaware Secretary of State on March 14, 2023 (1)
3.2	Amended and Restated Certificate of Incorporation dated May 9, 2023 (1)
3.3	Bylaws (1)
10.1	Bookkeeping Services Agreement with David E. Tannous, dated March 23, 2023 (2)
10.2	Board Member Consulting Agreement Eric Manlunas, dated May 17, 2023 (2)
10.3	Consulting Agreement with MJP Consulting, LLC, dated June 1, 2023 (2)
10.4	Software Development Agreement with CORSAC Technologies dated October 2, 2023 (2)
10.5	Consulting Agreement with Craig Truempi, dated January 10, 2024 (3)
10.6	Software Support Agreement with i2 Analytics, Inc., dated _February 13, 2025(*)
10.7	Software Purchase Agreement with i2 Analytics, Inc., dated February 13, 2025 (*)
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (¥)
31.2	Certification of the Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (¥)
32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (¥)
32.2	Certification of the Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (¥)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Previously filed as an exhibit to Registration Statement on Form S-1 filed with SEC on September 21, 2023, incorporated herein by reference.
(2)	Previously filed as an exhibit to Registration Statement, as amended, on Form S-1/A filed with the SEC on October 19, 2023, incorporated herein by reference.
(3)	Previously filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended June 30, 2024, filed with the SEC on October 1, 2024, incorporated herein by reference.
(*)	Filed herewith.
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

Nexscient, Inc.

Date: September 30, 2025	By:	/s/ Fred E. Tannous
Fred E. Tannous
Chief Executive Officer (Principal Executive Officer)

Date: September 30, 2025	By:	/s/ Michael J. Portera
Michael J. Portera
Chief Financial Officer (Principal Accounting Officer)

