Form 10-Q
period 2025-09-30
Nexscient, Inc.
filed 2025-11-13
CIK 1976663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Yes ☐ No ☒.

As of November 12, 2025, there were 21,623,312 shares of common stock issued and outstanding, par value, $0.001 per share.

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

2

NEXSCIENT, INC.

FORM 10-Q

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025

NEXSCIENT, INC.

BALANCE SHEETS

(unaudited)

ASSETS	September 30, 2025	June 30, 2025
Current assets
Cash	$58,953	$100,470
Prepaid expenses	39,875	59,792
Total current assets	98,828	160,262
Right of use asset	1,609	6,377
Software	135,000	135,000
TOTAL ASSETS	$235,437	$301,639

LIABILITIES AND STOCKOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	$7,500	$15,000
Deferred wages payable	94,500	43,500
Right of use liability, current portion	1,609	6,377
Total current liabilities	103,609	64,877
Accrued interest payable	33,439	21,392
Convertible debentures	530,000	480,000
TOTAL LIABILITIES	$667,048	$566,269

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock 10,000,000 shares authorized, $0.001 par value, no shares issued and outstanding at September 30, 2025 and 2024	-	-
Common Stock 75,000,000 shares authorized, $0.001 par value, 21,323,312 shares issued and outstanding at September 30, 2025 and June 30, 2025, respectively	21,323	21,323
Additional paid-in capital	1,275,109	1,275,109
Accumulated deficit	(1,728,043)	(1,561,062)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	$(431,611)	$(264,630)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$235,437	$301,639

The accompanying notes are an integral part of these financial statements

NEXSCIENT, INC.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024

REVENUES	$-	$-

OPERATING EXPENSES
Research and development	10,500	69,864
General and administrative	144,434	57,766
TOTAL OPERATING EXPENSES	$154,934	$127,630

Interest expense	12,047	-

NET LOSS	$(166,981)	$(127,630)
BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.01)	$(0.01)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	21,323,312	20,421,312

The accompanying notes are an integral part of these financial statements.

NEXSCIENT, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

	Preferred Stock Shares	Preferred Stock	Common Stock Shares	Common Stock	Additional Paid-In Capital	Subscriptions Receivable	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance, June 30, 2024	-	$-	20,421,312	$20,421	$1,092,741	$-	$(1,031,358)	$81,804
Net loss	-	-	-	-	-	-	(127,630)	(127,630)
Balance, September 30, 2024	-	$-	20,421,312	$20,421	$1,092,741	$-	$(1,158,988)	$(45,826)

Balance, June 30, 2025	-	$-	21,323,312	$21,323	$1,275,109	$-	$(1,561,062)	$(264,630)
Net loss	-	-	-	-	-	-	(166,981)	(166,981)
Balance, September 30, 2025	-	$-	21,323,312	$21,323	$1,275,109	$-	$(1,728,043)	$(431,611)

The accompanying notes are an integral part of these financial statements

NEXSCIENT, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(166,981)	$(127,630)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of prepaid stock-based compensation	19,917	12,000
Changes in operating assets and liabilities:
Accounts payable	(7,500)	11,271
Accrued wages payable	51,000	-
Accrued interest on debentures	12,047	-
NET CASH USED IN OPERATING ACTIVITIES	(91,517)	(104,359)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible debentures issued for cash	50,000	180,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	50,000	180,000

NET (DECREASE) INCREASE IN CASH	(41,517)	75,641
CASH AT BEGINNING OF THE PERIOD	100,470	75,804
CASH AT END OF THE PERIOD	$58,953	$151,445

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these financial statements

NEXSCIENT, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 AND 2024

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

The accompanying unaudited interim condensed financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended June 30, 2025 included in the Company’s Annual Report filed on Form 10-K filed with the SEC.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash. As of September 30, 2025, substantially all of the Company’s cash was held by major financial institutions located in the United States, which at times may exceed federally insured limits.

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

Cash

The Company considers all highly liquid investments with original or remaining maturities of three months or less on the purchase date to be cash equivalents.  As of September 30, 2025 and June 30, 2025, the Company did not have any cash equivalents.

Research and Development

Research and development costs include costs to develop and refine technological processes used to carry out business operations. Research and development costs charged for the fiscal quarters ended September 30, 2025 and 2024 were $10,500 and $69,864, respectively.

Segments

In accordance with criteria under ASC 280, which establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers, the Company’s chief operating decision maker (“CODM”) has been identified as the Chief Executive Officer. The Company’s CODM reviews results to assess performance, make decisions, and allocates operating and capital resources of the Company as a whole, therefore, there is only one reportable segment. The CODM does not distinguish its principal business activities for the purpose of internal reporting and uses net loss to allocate resources in the annual budgeting and forecasting process, along with using that measure as a basis for evaluating financial performance quarterly by comparing the actual results with historical budgets.

Significant segment expenses that are provided to CODM on a regular basis and are included within reported measure of segment profit or loss are research and development and general and administrative. Other segment items are represented by change in fair value of SAFE Notes, interest and other income.

The statements of operations for the three months ended September 30, 2025 and 2024, reflect the significant segment expenses and other segment items, as well as the balance sheets as of September 30, 2025 and June 30, 2025, for the one reportable segment.

Earnings (Loss) per Share

Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Potentially dilutive securities are excluded from the computation of the diluted net earnings (loss) per share if their inclusion would be anti-dilutive

The Company has convertible debentures outstanding as of September 30, 2025, for which the maximum number of shares issuable upon conversion is 1,060,000 shares based on a floor conversion price of $0.50 per share. These shares were excluded from diluted calculations as they were anti-dilutive.

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

The Company has generated no revenues since inception and incurred losses since inception resulting in an accumulated deficit of $1,728,043, as of September 30, 2025, and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management intends to finance operating costs over the twelve months with existing cash on hand and loans from directors, convertible debentures, private placement of common stock, and/or a registered offering of its common stock.

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

Interest expense on the convertible debentures for the three months ended September 30, 2025 and 2024 was $12,047 and $0, respectively.

NOTE 5 – STOCKHOLDERS’ EQUITY (DEFICIT)

The Company’s authorized capital consists of eighty-five million (85,000,000) shares, comprised of: (i) seventy-five million (75,000,000) shares of Common Stock, par value $0.001 per share (the “Common Stock”); and (ii) 10,000,000 shares of blank check Preferred Stock, par value $0.001 per share (the “Preferred Stock”).

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Lease Commitments

In May 2024, the Company entered into a lease agreement for office space. The lease commenced on May 1, 2024 and expires on October 31, 2025 with monthly rent of $1,609 throughout the lease term. The Company recognized a right of use asset and liability of $27,482 using a discount rate of 7.5%.

In July 2025, the Company renewed its lease agreement for office space which commences on November 1, 2025 and expires on October 31, 2027, with monthly rent of $1,815 throughout the lease term.

Contingencies

The Company may be subject to pending legal proceedings and regulatory actions in the ordinary course of business. The results of such proceedings cannot be predicted with certainty, but the Company does not anticipate that the final outcome, if any, arising out of any such matters will have a material adverse effect on its business, financial condition or results of operations.

NOTE 7 – SUBSEQUENT EVENTS

On November 5, 2025, Mr. Michael Portera submitted to the Board of Directors (“Board”) of Nexscient, Inc. (the “Company”) his resignation as Chief Financial Officer, effective immediately. Mr. Portera’s resignation was not the result of any disagreement with the Company on any matter relating to its operations, policies, or practices. Effective the same date, the Company’s Chief Executive Officer, Fred E. Tannous, was appointed to serve as the Company’s Interim Chief Financial Officer until a permanent successor is appointed. Mr. Tannous will continue to serve in his current capacity as Chief Executive Officer while assuming the additional responsibilities of the interim Chief Financial Officer. The Company has commenced the process of identifying and evaluating candidates to fill the Chief Financial Officer position on a permanent basis.

On November 7, 2025, the Company entered into a Strategic Alliance Agreement with Tekcapital, plc., a UK-based intellectual property investment group focused on technology transfers and commercialization. The agreement establishes a 12-month term during which Tekcapital will present opportunities to Nexscient for review and potential acquisition.  As consideration for its services, Tekcapital received 300,000 shares of Nexscient restricted common stock.

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

Results of Operations for the three months ended September 30, 2025 and September 30, 2024

Revenues

We are in our development stage and have not generated revenues for the three months ended September 30, 2025 and 2024.

Operating Expenses

During the three months ended September 30, 2025 and 2024, we incurred total operating expenses of $154,934 and $127,630, respectively, an increase of $27,304, or 21.4%, as a result of reducing project development expenses and focusing on identifying acquisition candidates.  Of this total, for the three months ended September 30, 2025 and 2024, $19,917 and $12,000, respectively, was accounted as a non-cash expense related to the issuance of shares paid to consultants in lieu of cash for services rendered related to the software development.

Operating expenses consisted of the following:

	For the Three Months Ended September 30, 2025	For the Three Months Ended September 30, 2024
Research and development expenses	10,500	69,864
General and administrative expenses	144,434	57,766
Total operating expenses	$154,934	$127,630

Research and development fees

We enter into agreements with third-party developers for development services. During the preliminary project stage and prior to the application development stage of the product, we record any costs incurred by third-party developers as research and development expenses.

During the three months ended September 30, 2025 and 2024, we reported research and development fees of $10,500 and $69,864, respectively, a decrease of $59,364, or 85%, primarily due to reduced development efforts.

Interest expense

During the three months ended September 30, 2025 and 2024, the Company incurred a total interest expense of $12,047 and $0, respectively, related to the 9% Convertible Debentures.

General and administrative expenses

During the three months ended September 30, 2025 and 2024, general and administrative expenses amounted to $144,434 and $57,766, respectively, an increase of $86,668, or 150%, primarily attributed to scaling up expenses related to professional and management fees other general business expenses. Of this total, for the three months ended September 30, 2025 and 2024, $19,917 and $12,000, respectively, was accounted as a non-cash expense related to the issuance of shares as payment of professional fees to advisors and consultants in lieu of cash.

Net loss

For the three months ended September 30, 2025, we incurred a net loss of $166,981, compared to $127,630 for the three months ended September 30, 2024, an increase of $39,351, or 31%, primarily as a result of changes to operating expenses described above, while not generating any revenues in either period.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis.  As of September 30, 2025, the Company had $58,953 cash on hand, an accumulated net loss of $1,728,043, and no revenue to cover its operating costs. Our cash burn rate is approximately $22,500 per month. Presently, our operations are being funded by capital previously raised and we believe our currently available capital resources are sufficient to sustain our operations for a minimum of three (3) months.The Company intends to fund future operations through its registered offering of common stock and other public offerings or private financing arrangements.

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

Cash Flows from Operating Activities

For the three months ended September 30, 2025, net cash used in operating activities was $91,517, which primarily resulted from an operating net loss of $166,981, plus an increase of $12,047 in accrued interest on convertible debentures; $51,000 in deferred and accrued wages; and a decrease of $7,500 in accounts payable and accrued liabilities.  Net cash used in operating activities is adjusted by $19,917 in amortized, non-cash expenses for prepaid stock-based compensation.

For the three months ended September 30, 2024, net cash used in operating activities was $104,359, which primarily resulted from an operating net loss of $127,630 and an increase in accounts payable and accrued liabilities of $11,271 .  Net cash used in operating activities is adjusted by $12,000 in amortized, non-cash expenses for prepaid stock-based compensation.

Cash Flows from Investing Activities

For the three months ended September 30, 2025 and 2024, there were no investing activities.

Cash Flows from Financing Activities

For the three months ended September 30, 2025 and 2024, net cash provided by financing activities totaled $50,000 and $180,000, respectively, resulting from the sale of convertible debenture securities in private placement offerings.

For the three months ended September 30, 2025, there was a net decrease in cash by $41,517, resulting in a cash balance at the end of the period of $58,953 compared to a net increase in cash by $75,641, resulting in a cash balance of $151,445, for the three months ended September 30, 2024, primarily from proceeds of our private placement offerings.

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

Critical Accounting Policies and Estimates

There have been no material changes in our critical accounting policies or estimates from those disclosed in our Annual Report on Form 10-K for the year ended June 30, 2025.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2025, the end of the period covered by this report on Form 10-Q.  The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

As of September 30, 2025, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) pursuant to Rule 13a-15 of the Exchange Act.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2025. In making this assessment, our management used the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO Framework. Our management has concluded that, as of September 30, 2025 our internal control over financial reporting was not effective based on these criteria because of the material weaknesses described below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting subsequent to the three months ended September 30, 2025, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
3.1	Certificate of Incorporation filed with the Delaware Secretary of State on March 14, 2023 (1)
3.2	Amended and Restated Certificate of Incorporation dated May 9, 2023 (1)
3.3	Bylaws (1)
10.1	Bookkeeping Services Agreement with David E. Tannous, dated March 23, 2023 (2)
10.2	Board Member Consulting Agreement Eric Manlunas, dated May 17, 2023 (2)
10.3	Consulting Agreement with MJP Consulting, LLC, dated June 1, 2023 (2)
10.4	Software Development Agreement with CORSAC Technologies dated October 2, 2023 (2)
10.5	Consulting Agreement with Craig Truempi, dated January 10, 2024 (3)
10.6	Software Support Agreement with i2 Analytics, Inc., dated _February 13, 2025(4)
10.7	Software Purchase Agreement with i2 Analytics, Inc., dated February 13, 2025 (4)
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (¥)
31.2	Certification of the Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (¥)
32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (¥)
32.2	Certification of the Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (¥)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Previously filed as an exhibit to Registration Statement on Form S-1 filed with SEC on September 21, 2023, incorporated herein by reference.
(2)	Previously filed as an exhibit to Registration Statement, as amended, on Form S-1/A filed with the SEC on October 19, 2023, incorporated herein by reference.
(3)	Previously filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended June 30, 2024 filed with the SEC on October 1, 2024, incorporated herein by reference.
(4)	Previously filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended June 30, 2025 filed with the SEC on September 30, 2025, incorporated herein by reference.
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

Nexscient, Inc.

Date: November 12, 2025	By:	/s/ Fred E. Tannous
Fred E. Tannous
Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2025	By:	/s/ Fred E. Tannous
Fred E. Tannous
Interim Chief Financial Officer (Principal Accounting Officer)

