Form 10-Q
period 2025-12-31
Nexscient, Inc.
filed 2026-01-27
CIK 1976663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

or

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

As of January 27, 2026, there were 21,663,312 shares of common stock issued and outstanding, par value, $0.001 per share.

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

NEXSCIENT, INC.

FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2025

2

NEXSCIENT, INC.

BALANCE SHEETS

(unaudited)

	December 31, 2025	June 30, 2025
ASSETS
Current Assets
Cash	$28,459	$100,470
Prepaid expenses	86,625	59,792
Total current assets	115,084	160,262
Right of Use asset	37,431	6,377
Software	135,000	135,000
TOTAL ASSETS	$287,515	$301,639

LIABILITIES AND STOCKOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$25,220	$15,000
Deferred wages payable	145,500	43,500
Accrued interest payable – short term	30,000	-
Convertible debentures – short term	265,000	-
Right of use liability – current portion	19,780	6,377
Total current liabilities	485,500	64,877
Accrued interest payable	15,462	21,392
Convertible debentures	265,000	480,000
Right of use liability	17,651	-
TOTAL LIABILITIES	$783,613	$566,269

Commitments and Contingencies (Note 6)

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock 10,000,000 shares authorized, $0.001 par value, 0 shares issued and outstanding at December 31, 2025 and June 30, 2025, respectively	$-	$-
Common Stock 75,000,000 shares authorized, $0.001 par value, 21,663,312 shares and 21,323,312 shares issued and outstanding at December 31, 2025 and June 30, 2025, respectively	21,663	21,323
Additional paid-in capital	1,359,769	1,275,109
Accumulated deficit	(1,877,530)	(1,561,062)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	$(496,098)	$(264,630)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$287,515	$301,639

The accompanying notes are an integral part of these financial statements

NEXSCIENT, INC.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended December 31, 2025	Three Months Ended December 31, 2024	Six Months Ended December 31, 2025	Six Months Ended December 31, 2024

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES
Research and development	10,500	10,000	21,000	79,864
General and administrative	126,964	149,758	271,398	207,525
TOTAL OPERATING EXPENSES	$137,464	$159,758	$292,398	$287,389

Interest expense	12,023	-	24,070	-

NET LOSS	$(149,487)	$(159,758)	$(316,468)	$(287,389)
BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.01)	$(0.01)	$(0.01)	$(0.01)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	21,510,565	20,421,312	21,416,427	20,421,312

The accompanying notes are an integral part of these financial statements.

NEXSCIENT, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

	Preferred Stock Shares	Preferred Stock	Common Stock Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance, June 30, 2024	-	$-	20,421,312	$20,421	$1,092,741	$(1,031,358))	$81,804
Net loss	-	-	-	-	-	(127,630)	(127,630)
Balance, September 30, 2024	-	$-	20,421,312	$20,421	$1,092,741	$(1,158,988)	$(45,826)
Net loss	-	-	-	-	-	(159,758)	(159,758)
Balance, December 31, 2024	-	$-	20,421,312	$20,421	$1,092,741	$(1,318,746)	$(205,584)

Balance, June 30, 2025	-	$-	21,323,312	$21,323	$1,275,109	$(1,561,062)	$(264,630)
Net loss	-	-	-	-	-	(166,981)	(166,981)
Balance, September 30, 2025	-	$-	21,323,312	$21,323	$1,275,109	$(1,728,043)	$(431,611)
Shares issued for services	-	-	300,000	300	74,700	-	75,000
Shares issued for cash	-	-	40,000	40	9,960	-	10,000
Net loss	-	-	-	-	-	(149,487)	(149,487)
Balance, December 31, 2025	-	$-	21,663,312	$21,663	$1,359,769	$(1,877,530)	$(496,098)

The accompanying notes are an integral part of these financial statements

NEXSCIENT, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended December 31, 2025	Six Months Ended December 31, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(316,468)	$(287,389)
Amortization of prepaid stock-based compensation Adjustments to reconcile net loss to net cash used in operating activities Changes in operating assets and liabilities:	48,167	24,000
Accrued wages payable	102,000	-
Accrued interest on debentures	24,070	-
Accounts payable and accrued liabilities	10,220	1,610
NET CASH USED IN OPERATING ACTIVITIES	$(132,011)	$(261,779)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shares issued for cash	10,000	265,000
Proceeds from convertible debentures issued for cash	50,000	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	$60,000	$265,000

NET INCREASE (DECREASE) IN CASH	(72,011)	3,221
CASH AT BEGINNING OF THE PERIOD	100,470	75,804
CASH AT END OF THE PERIOD	$28,459	$79,025

Non-cash investing and financing activities:

Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these audited financial statements

NEXSCIENT, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash. As of December 31, 2025, substantially all of the Company’s cash was held by major financial institutions located in the United States, which at times may exceed federally insured limits.

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

Cash

The Company considers all highly liquid investments with original or remaining maturities of three months or less on the purchase date to be cash equivalents. As of December 31, 2025 and June 30, 2025, the Company did not have any cash equivalents.

Research and Development

Research and development costs include costs to develop and refine technological processes used to carry out business operations. Research and development costs charged for the three months ended December 31, 2025 and 2024 were $10,500 and $10,000, respectively. During six months ended December 31, 2025 and 2024, research and development costs were $21,000 and $79,864, respectively.

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

The statements of operations for the three months ended December 31, 2025 and 2024, reflect the significant segment expenses and other segment items, as well as the balance sheets as of December 31, 2025 and June 30, 2025, for the one reportable segment.

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

Stock-Based Compensation

Stock-based compensation is accounted for based on the requirements of ASC 718 – “Compensation–Stock Compensation”, which requires recognition in the financial statements of the cost of employee, non-employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award. The Company has elected to account for forfeitures as they occur.

Net Loss per Share

The Company computes net loss per share in accordance with ASC 260-10, “Earnings Per Share.” The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period using the “as if converted” basis.

Pursuant to ASC 260-10-45, basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period presented.  Diluted loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period.

The Company has convertible debentures outstanding in the total amount of $530,000 as of December 31, 2025, for which the maximum number of shares issuable upon conversion is 1,060,000 shares based on a floor conversion price of $0.50 per share.

During the six months ended December 31, 2025 and 2024, the following common stock equivalents were excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact on the Company’s net loss.

	December 31
Common Stock Equivalents	2025	2024
Convertible Debentures	1,060,000	530,000

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

The Company has generated no revenues since inception and incurred losses since inception resulting in an accumulated deficit of $1,877,530, as of December 31, 2025, and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – CONVERTIBLE DEBENTURES

On July 1, 2024, the Board authorized a private placement offering to accredited investors of an unsecured 9% Convertible Debenture with a 24- month maturity in the principal amount of up to $5,000,000 (the “Debentures”), of which $530,000 were issued. The Debentures will be convertible into shares of the Company’s common stock at the lower price of $0.75 per share or 20% below the average VWAP (Volume Weighted Average Price) per share of common stock for the ten (10) days prior to the date of conversion, with a minimum conversion price of $0.50 per share. The Debentures have a maturity date of two years from date of issuance and are convertible at the option of the holder and are subject to certain lock-up and leak-out provisions. The total amount of these Debentures outstanding as of December 31, 2025, is $530,000.

Interest expense on the debentures for the three months ended December 31, 2025 and 2024 was $12,023 and $0, respectively. During the six months ended December 31, 2025 and 2024, interest expense on the convertible debentures was $24,070 and $0, respectively.

NOTE 5 – STOCKHOLDERS’ EQUITY (DEFICIT)

The Company’s authorized capital consists of eighty-five million (85,000,000) shares, comprised of: (i) 75,000,000 shares of Common Stock, par value $0.001 per share (the “Common Stock”); and (ii) 10,000,000 shares of blank check Preferred Stock, par value $0.001 per share (the “Preferred Stock”).

During the second quarter, the Company issued 300,000 shares of its common stock, valued at $75,000, to Tekcapital for consulting services amortized over a one-year period, as part of a Strategic Alliance Agreement. Also, during the quarter, the Company issued 40,000 shares of its common stock and received proceeds of $10,000 from an investor in a private placement offering.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Lease Commitments

In November 2025, the Company entered into a lease agreement for office space. The lease commenced on November 1, 2025 and expires on October 31, 2027 with monthly rent of $1,815 throughout the lease term. The Company recognized a right of use asset and liability of $40,586 using a discount rate of 7.5%.

Contingencies

The Company may be subject to pending legal proceedings and regulatory actions in the ordinary course of business. The results of such proceedings cannot be predicted with certainty, but the Company does not anticipate that the final outcome, if any, arising out of any such matters will have a material adverse effect on its business, financial condition or results of operations.

NOTE 7 – SUBSEQUENT EVENTS

On January 13, 2026, Nexscient, Inc., a Delaware corporation (the “Company”), entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Arcadia Data Pte. Ltd., Crestview BPO Pte. Ltd., Flipside Digital Content Company, Inc., and the selling shareholders named therein, pursuant to which the Company agreed to acquire 100% of the issued and outstanding equity interests of Crestview BPO Pte. Ltd., which will own 100% of Flipside Digital Content Company, Inc. following a pre-closing reorganization. The aggregate purchase price is $6,184,500, subject to customary working capital and indebtedness adjustments, and consists of:

•	$600,000 in cash at closing, of which $200,000 will be held in escrow to secure indemnification obligations;
•	$450,000 seller convertible promissory note, convertible into Nexscient common stock at $0.75 per share, with scheduled maturities over three years; and
•	6,846,000 restricted shares of Nexscient common stock, valued at $5,134,500.

The Purchase Agreement contains customary representations, warranties, covenants, indemnification provisions, and closing conditions, including regulatory approvals and completion of the reorganization. The transaction is expected to close following satisfaction or waiver of all conditions.

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

Results of Operations for the three months ended December 31, 2025, and December 31, 2024

Revenues

We are in our development stage and have not generated revenues for the three months ended December 31, 2025, and December 31, 2024.

Operating Expenses

For the three months ended December 31, 2025, we incurred operating expenses of $137,464. Of the total, $10,500 was attributed to research and development activities related to the Company’s SaaS platform, while the balance of these expenses incurred was related to general and administrative expenses, which include legal and accounting, travel and lodging, and general operating costs. When compared to operating expenses of $159,758 incurred during the same period ended December 31, 2024, we note a decrease of $22,294, or 14%, due to a reduction in wages from a change in management as well as other general and administrative expenses.

Net Loss

For the three months ended December 31, 2025, we incurred a net loss of $149,487, compared to $159,758 for the three months ended December 31, 2024, primarily as a result of changes to reduced development and operating expenses described above, while not generating any revenues in either period.

Results of Operations for the six months ended December 31, 2025, and December 31, 2024

Revenues

We are in our development stage and have not generated revenues for the six months ended December 31, 2025, and December 31, 2024.

Operating Expenses

For the six months ended December 31, 2025, we incurred total operating expenses of $292,398, of which $21,000 was attributed to research and development activities related to the Company’s SaaS platform, and the balance of $271,398 was related to general and administrative expenses, which include legal and accounting, travel and lodging, and general operating costs. During the same period ended December 31, 2024, we incurred operating expenses of $287,389, of which $79,864 were attributed to research and development, and the balance of $207,525 was related to general and administrative expenses.

Comparing expenses for the same periods from 2024 to 2025, we note an increase of $5,009, or 2%, in total operating expenses, which resulted from of a decrease of $58,864, or 74%, in research and development expenses, and an increase of $63,873, or 31%, in general and administrative expenses, respectively.

Net Loss

For the six months ended December 31, 2025, we incurred a net loss of $316,468, compared to $287,389 for the six months ended December 31, 2024, primarily as a result of a net increase of $29,079, or 10%, in total expenses as described above, including interest expense on the convertible debentures.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. As of December 31, 2025, the Company had $28,459 cash on hand, an accumulated net loss of $1,877,530, and no revenue to cover its operating costs. Our reduced cash burn rate is approximately $12,500 per month. Presently, our operations are being funded by capital previously raised and we believe our currently available capital resources are sufficient to sustain our operations for a maximum of three months. The Company intends to fund future operations through private placement offerings of its common stock, private financing arrangements, and other public offerings.

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

Cash Flow from Operating Activities

For the six months ended December 31, 2025, net cash used in the Company’s operating activities was $132,011, primarily used to fund development costs and general and administrative expenses. For the same six-month period ended December 31, 2024, net cash used in operating activities totaled $261,779, representing a decrease of $129,768, or 50%, compared to the same period last year, primarily due to deferred wages.

Cash Flow from Investing Activities

For the six months ended December 31, 2025, and 2024, the Company did not record any cash transactions from investing activities.

Cash Flow from Financing Activities

For the six months ended December 31, 2025, net cash provided by financing activities was $60,000, as a result of proceeds received from the sale of our common stock and issuance of convertible debentures. During the six months ended December 31, 2024, net cash provided from financing activities totaled $265,000, attributed to proceeds received from the sale of our common stock.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2025, the end of the period covered by this report on Form 10-Q. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

As of December 31, 2025, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, our management used the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO Framework. Our management has concluded that, as of December 31, 2025 our internal control over financial reporting was not effective based on these criteria because of the material weaknesses described below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting subsequent to the three months ended December 31, 2025, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None.

Item 6. Exhibits

	Exhibit Number	Description
	3.1	Certificate of Incorporation filed with the Delaware Secretary of State on March 14, 2023(1)
	3.2	Amended and Restated Certificate of Incorporation dated May 9, 2023(1)
	3.3	Bylaws(1)
	10.1	Bookkeeping Services Agreement with David E. Tannous, dated March 23, 2023(2)
	10.2	Board Member Consulting Agreement Eric Manlunas, dated May 17, 2023(2)
	10.3	Consulting Agreement with MJP Consulting, LLC, dated June 1, 2023(2)
	10.4	Software Development Agreement with CORSAC Technologies dated October 2, 2023(2)
	10.5	Consulting Agreement with Craig Truempi, dated January 10, 2024 (3)
	10.6	Software Support Agreement with i2 Analytics, Inc., dated February 13, 2025 (4)
	10.7	Software Purchase Agreement with i2 Analytics, Inc., dated February 13, 2025 (4)
*	10.8	Strategic Alliance Agreement with Tekcapital, LLC., dated November 7, 2025
*	31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*	31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	¥32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	¥32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	101.INS	Inline XBRL Instance Document – the instance document does not appear in Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document
	101.SCH	Inline XBRL Taxonomy Extension Schema Document
	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
	104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

NEXSCIENT, INC.

Date: January 27, 2026	/s/ Fred E. Tannous
By: Fred E. Tannous
Title: President, & Chief Executive Officer (Principal Executive Officer)

Date: January 27, 2026	/s/ Fred E. Tannous
By: Fred E. Tannous
Title: Interim Chief Financial Officer (Principal Financial and Accounting Officer)

