Form 10-Q
period 2026-03-31
Nexscient, Inc.
filed 2026-05-15
CIK 1976663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of May 15, 2026, there were 31,695,312 shares of common stock issued and outstanding, par value, $0.001 per share.

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

2

NEXSCIENT, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2026

3

NEXSCIENT, INC.

BALANCE SHEETS

(unaudited)

	March 31, 2026	June 30, 2025
ASSETS
Current Assets
Cash	$754,990	$100,470
Prepaid expenses	53,125	59,792
Total current assets	808,115	160,262
Software	135,000	135,000
Right of use asset	32,624	6,377
TOTAL ASSETS	$975,739	$301,639

LIABILITIES AND STOCKOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$32,720	$15,000
Deferred wages payable	196,500	43,500
Accrued interest payable – short term	42,528	-
Convertible debentures – short term	330,000	-
Right of use liability – current portion	20,153	6,377
Total current liabilities	621,901	64,877
Right of use liability	12,471	-
Accrued interest payable	14,696	21,392
Convertible debentures	200,000	480,000
TOTAL LIABILITIES	$849,068	$566,269

Commitments and Contingencies (Note 6)

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock 10,000,000 shares authorized, $0.001 par value, 0 shares issued and outstanding at March 31, 2026 and June 30, 2025, respectively	$-	$-
Common Stock 75,000,000 shares authorized, $0.001 par value, 24,663,312 and 21,323,312 shares issued and outstanding at March 31, 2026 and June 30, 2025, respectively	24,663	21,323
Additional paid-in capital	2,106,769	1,275,109
Accumulated deficit	(2,004,761)	(1,561,062)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	$126,671	$(264,630)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$975,739	$301,639

The accompanying notes are an integral part of these financial statements

NEXSCIENT, INC.

STATEMENT OF OPERATIONS

(unaudited)

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025	Nine Months Ended March 31, 2026	Nine Months Ended March 31, 2025

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES
Research and development	7,000	-	28,000	79,864
General and administrative	108,469	108,094	379,867	309,277
TOTAL OPERATING EXPENSES	$115,469	$108,094	$407,867	$389,141

Interest expense, officer loan	-	20,270	-	20,270
Interest expense, convertible debt	11,762	6,487	35,832	12,828

NET LOSS	$(127,231)	$(134,851)	$(443,699)	$(422,239)
BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.01)	$(0.01)	$(0.02)	$(0.02)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	22,404,885	20,721,582	21,497,817	20,519,202

The accompanying notes are an integral part of these financial statements.

NEXSCIENT, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

	Preferred Stock Shares	Preferred Stock	Common Stock Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance, June 30, 2024	-	$-	20,421,312	$20,421	$1,092,741	$(1,031,358))	$81,804
Net loss	-	-	-	-	-	(127,630)	(127,630)
Balance, September 30, 2024	-	$-	20,421,312	$20,421	$1,092,741	$(1,158,988)	$(45,826)
Net loss	-	-	-	-	-	(159,758)	(159,758)
Balance, December 31, 2024	-	$-	20,421,312	$20,421	$1,092,741	$(1,318,746)	$(205,584)
Shares issued for services	-	-	66,000	66	16,434	-	16,500
Shares issued for software	-	-	350,000	350	87,150	-	87,500
Shares issued with debt	-	-	250,000	250	20,020	-	20,270
Net loss	-	-	-	-	-	(134,851)	(134,851)
Balance, March 31, 2025	-	$-	21,087,312	$21,087	$1,216,345	$(1,453,597)	$(216,165)

Balance, June 30, 2025	-	$-	21,323,312	$21,323	$1,275,109	$(1,561,062)	$(264,630)
Net loss	-	-	-	-	-	(166,981)	(166,981)
Balance, September 30, 2025	-	$-	21,323,312	$21,323	$1,275,109	$(1,728,043)	$(431,611)
Shares issued for services	-	-	300,000	300	74,700	-	75,000
Shares issued for cash	-	-	40,000	40	9,960	-	10,000
Net loss	-	-	-	-	-	(149,487)	(149,487)
Balance, December 31, 2025	-	$-	21,663,312	$21,663	$1,359,769	$(1,877,530)	$(496,098)
Shares issued for cash	-	-	3,000,000	3,000	747,000	-	750,000
Net loss	-	-	-	-	-	(127,231)	(127,231)
Balance, March 31, 2026	-	$-	24,663,312	$24,663	$2,106,769	$(2,004,761)	$126,671

The accompanying notes are an integral part of these financial statements

NEXSCIENT, INC.

STATEMENT OF CASH FLOWS

(unaudited)

	Nine Months Ended March 31, 2026	Nine Months Ended March 31, 2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(443,699)	$(422,239)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of prepaid stock-based compensation	6,667	27,083
Amortization of debt discount	-	20,270
Shares issued for services	75,000	-
Changes in operating assets and liabilities:
Accrued wages payable	153,000	-
Accrued interest on debentures	35,832	12,828
Accounts payable and accrued liabilities	17,720	(4,870)
NET CASH USED IN OPERATING ACTIVITIES	$(155,480)	$(366,928)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of software	-	(47,500)
NET CASH USED BY INVESTING ACTIVITIES	$-	$(47,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shares issued for cash	760,000	-
Proceeds from convertible debentures issued for cash	50,000	330,000
Proceeds from officer loan	-	30,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	$810,000	$360,000

NET INCREASE (DECREASE) IN CASH	654,520	(54,428)
CASH AT BEGINNING OF THE PERIOD	100,470	75,804
CASH AT END OF THE PERIOD	$754,990	$21,376

Supplemental disclosure of cash flow information:
Shares issued for software purchase	$-	$87,500
Shares issued with debt	$-	$20,270

The accompanying notes are an integral part of these financial statements

NEXSCIENT, INC.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Nexscient, Inc. (the “Company”) was incorporated in the State of Delaware on March 14, 2023. The Company is an emerging-growth company that’s building a global collaborative network of AI-enabled Intelligent Enterprise Solutions and technologies through internal development, synergistic acquisitions, and capital investments in companies involved in machine learning and artificial intelligence technologies. As part of its growth strategy, the Company also seeks to acquire and integrate synergistic AI and machine learning companies and technologies into our collaborative network, further expanding its service offerings while enhancing shareholder value. The Company’s headquarters are in Los Angeles, California.

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

Unaudited Interim Financial Information

The unaudited interim financial statements and related notes have been prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) for interim financial information, within the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and disclosures normally included in the annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The unaudited interim financial statements have been prepared on a basis consistent with the audited financial statements and in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the results for the interim period presented and of the financial condition as of the date of the interim balance sheet. The financial data and the other information disclosed in these notes to the interim financial statements related to the three and nine-month periods is unaudited. Unaudited interim results are not necessarily indicative of the results for the full fiscal year.

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

Reclassification

Certain amounts in prior periods have been reclassified to conform to the current period presentation.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash. As of March 31, 2026, substantially all of the Company’s cash was held by major financial institutions located in the United States, which at times may exceed federally insured limits.

Fair Value of Financial Instruments

Certain assets and liabilities of the Company are carried at fair value under GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:

•	• Level 1 - inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

•

• Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

•	• Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value.

For cash and accounts payable, it is management’s opinion that the carrying values are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and if applicable, their stated interest rate approximates current rates available.

Cash

The Company considers all highly liquid investments with original or remaining maturities of three months or less on the purchase date to be cash equivalents. As of March 31, 2026 and June 30, 2025, the Company did not have any cash equivalents.

Research and Development

Research and development costs include costs to develop and refine technological processes used to carry out business operations. Research and development costs charged for the three months ended March 31, 2026 and 2025 were $7,000 and $0, respectively. During nine months ended March 31, 2026 and 2025, research and development costs were $28,000 and $79,864, respectively.

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

Significant segment expenses that are provided to CODM on a regular basis and are included within reported measure of segment profit or loss are research and development and general and administrative. Other segment items are represented by interest expense.

The statements of operations for the three and nine months ended March 31, 2026 and 2025, reflect the significant segment expenses and other segment items, as well as the balance sheets as of March 31, 2026 and June 30, 2025, for the one reportable segment.

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

The Company has convertible debentures outstanding in the total amount of $530,000 as of March 31, 2026, for which the maximum number of shares issuable upon conversion is 1,060,000 shares based on a floor conversion price of $0.50 per share.

During the nine months ended March 31, 2026 and 2025, the following common stock equivalents were excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact on the Company’s net loss.

	March 31
Common Stock Equivalents	2026	2025
Convertible Debentures	1,060,000	660,000

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements, other than described below. As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740) - Improvements to Income Tax Disclosures,” which requires greater disaggregation of income tax disclosures related to the income tax reconciliation and income taxes paid. The amendments improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. The new standard is effective for annual periods beginning after December 31, 2025. The additional required disclosures are not expected to have a material impact on our consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which requires the disaggregation of certain expenses in the notes of the financial statements to provide enhanced transparency into the expense captions presented on the face of the statements of operations. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, and may be applied either prospectively or retrospectively. Early adoption is permitted. The adoption will require certain additional disclosure in the notes to the Company’s financial statements.

In September 2025, the FASB issued ASU 2025-06, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software,” which removes all references to prescriptive and sequential software development stages and establishes new criteria for the capitalization of internal-use software costs. ASU 2025-06 is effective for annual periods beginning after December 15, 2027, and interim periods within annual periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements and disclosures.

NOTE 3 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.

The Company has generated no revenues since inception and incurred losses since inception resulting in an accumulated deficit of $2,004,761, as of March 31, 2026, and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – CONVERTIBLE DEBENTURES

On July 1, 2024, the Board authorized a private placement offering to accredited investors of an unsecured 9% Convertible Debenture with a 24-month maturity in the principal amount of up to $5,000,000 (the “Debentures”), which Debentures will be convertible into shares of the Company’s common stock at the lower price of $0.75 per share or 20% below the average VWAP (Volume Weighted Average Price) per share of common stock for the ten (10) days prior to the date of conversion, with a minimum conversion price of $0.50 per share. The debentures have a maturity date of two years from date of issuance and are convertible at the option of the holder and are subject to certain lock-up and leak-out provisions. The total amount of these debentures outstanding as of March 31, 2026, is $530,000.

Interest expense on the debentures for the three months ended March 31, 2026 and 2025 was $11,762 and $6,487, respectively. During the nine months ended March 31, 2026 and 2025, interest expense on the convertible debentures was $35,832 and $12,828, respectively.

NOTE 5 – STOCKHOLDERS’ EQUITY (DEFICIT)

The Company’s authorized capital consists of eighty-five million (85,000,000) shares, comprised of: (i) 75,000,000 shares of Common Stock, par value $0.001 per share (the “Common Stock”); and (ii) 10,000,000 shares of blank check Preferred Stock, par value $0.001 per share (the “Preferred Stock”).

During the third quarter, the Company issued 3,000,000 shares of its common stock, and received proceeds of $750,000 from an investor in a private placement offering.

During the second quarter, the Company issued 300,000 shares of its common stock, valued at $75,000, to Tekcapital for consulting services amortized over a one-year period, as part of a Strategic Alliance Agreement. Also, during the second quarter, the Company issued 40,000 shares of its common stock and received proceeds of $10,000 from an investor in a private placement offering.

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

NOTE 7 – SUBSEQUENT EVENTS

Acquisition of Flipside AI

On April 1, 2026, the Company completed the Acquisition pursuant to the Purchase Agreement (the “Closing”), and Company acquired 100% of the issued and outstanding equity interests of Crestview BPO PTE, LTD, which owns 100% of Flipside Digital Content Company, Inc. (“Flipside AI”), for consideration as follows:

•	$600,000 in cash at closing;
•	$450,000 seller convertible promissory note, convertible into Nexscient common stock at $0.75 per share, with scheduled maturities over three years; and
•	6,846,000 restricted shares of Nexscient common stock

The accounting for the acquisition is incomplete as of the filing date. A copy of the Purchase Agreement is attached as Exhibit 10.1 to Current Report on Form 8-K, filed with the SEC on April 1, 2026 and is incorporated herein by reference.

Appointment of Anthony De Luna to Board of Directors; Chief Technology Officer

Upon Closing, on April 1, 2026, the board of directors of Nexscient, Inc. (the “Board”) appointed Mr. Anthony De Luna as a director of the Board and Chief Technology Officer of the Company. In connection with his appointment as Chief Technology Officer, Mr. De Luna entered into an employment agreement with the Company, dated April 1, 2026 (the “Employment Agreement”). Pursuant to the Employment Agreement, Mr. De Luna will receive an annual base salary of $175,000 during the term of his employment, subject to certain adjustments, payable in equal periodic installments in accordance with the Company’s customary payroll practices. Mr. De Luna is also eligible to earn an annual incentive bonus equal to three percent (3%) of the Company’s net after-tax income for each fiscal year (the “Incentive Compensation”). In addition, the Employment Agreement provides that Mr. De Luna will receive a commission equal to three percent (3%) of all revenues generated by the Company’s wholly owned subsidiary, Flipside AI, from customers introduced by Mr. De Luna. Mr. De Luna will not be entitled to receive any additional compensation for his service as a director.

Issuance of Shares

In April 2026, the Company issued 150,000 shares of its common stock pursuant to the terms of a Letter of Engagement with Sichenzia Ross Ference Carmel, as part of a retainer for legal representation related to the Flipside acquisition.

Private Placement of Restricted Common Stock

On April 20, 2026, the Company commenced a private placement offering (the "Offering") of up to 3,000,000 shares of its restricted common stock, par value $0.0001 per share, at a price of $0.25 per share, for aggregate gross proceeds of up to $750,000. The Offering is being conducted pursuant to the Confidential Private Placement Memorandum dated April 20, 2026 and is being offered exclusively to "accredited investors" (as defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended (the "Securities Act")) in reliance upon the exemptions from registration provided by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D thereunder. No form of general solicitation or general advertising has been or will be used in connection with the Offering.

As of May 15, 2026, the Company had accepted subscriptions for an aggregate of 1,900,000 shares of restricted common stock, representing gross subscription proceeds of $475,000. The Offering remains open and is being conducted on a "best efforts, no minimum" basis, with no assurance that the maximum offering amount will be raised. The Company intends to use the net proceeds for general corporate and working capital purposes, including, without limitation, the build‑out of the TaskAlpha platform, working capital advances to the Company's subsidiaries, and other purposes as described in the PPM.

All shares issued in the Offering will be characterized as "restricted securities" under Rule 144 of the Securities Act, will bear customary Securities Act restrictive legends, and may not be resold absent registration or an available exemption from registration. Each certificate (or book‑entry position) will carry a holding period of not less than six (6) months from the date of issuance before becoming eligible for resale under Rule 144, subject to the Company's then‑current public information and other applicable requirements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q.

Overview

Nexscient, Inc. is an emerging-growth company that’s building a global collaborative network of AI-enabled Intelligent Enterprise Solutions (“IES”) and technologies through internal development, synergistic acquisitions, and capital investments in companies involved in machine learning, and artificial intelligence technologies. We plan to deliver an innovative solution for process automation in various industry sectors that helps improve business processes, decrease equipment maintenance costs, and improve overall efficiencies. We intend to develop Nexscient IES as a holistic solution that delivers insight, intelligence, and innovation to the business enterprise. The platform is currently in development. As part of our growth strategy, we also seek to acquire and integrate synergistic AI and machine learning companies and technologies into our collaborative network, further expanding our service offerings while enhancing shareholder value. Our objective is to build an ecosystem of intelligent enterprise AI applications, technologies, and business process solutions that deliver actionable insights for businesses seeking to improve their operations, realize market differentiation, and attain industry relevance. With Nexscient IES, businesses can predict and lead through digital realization, business process agility, and insight and innovation. We intend to provide a comprehensive platform by integrating disparate technologies into a digital-ready ecosystem. Within our ecosystem, there will be a foundation of intelligent business applications connected to new and existing business operations, processes, and technologies.

Results of Operations for the three months ended March 31, 2026, and March 31, 2025

Revenues

We are in our development stage and have not generated revenues for the three months ended March 31, 2026 and 2025.

Operating Expenses

For the three months ended March 31, 2026, we incurred operating expenses of $115,469. Of the total, $7,000 was attributed to research and development activities related to the Company’s SaaS platform, while the balance of these expenses incurred was related to general and administrative expenses, which include legal and accounting, travel and lodging, and general operating costs. When compared to operating expenses of $108,094 incurred during the same period ended March 31, 2025, we note an increase of $7,375, or 7%, due to an increase in administrative expenses due to acquisition related activities.

Net Loss

For the three months ended March 31, 2026, we incurred a net loss of $127,231, compared to $134,851 for the same three-month period ended March 31, 2025, primarily as a result of a net decrease of $7,620, or 6%, in total expenses as described above, including interest expense on the convertible debentures and reduced interest expense related to the officer loan payoff.

Results of Operations for the nine months ended March 31, 2026, and March 31, 2025

Revenues

We are in our development stage and have not generated revenues for the nine months ended March 31, 2026 and 2025.

Operating Expenses

For the nine months ended March 31, 2026, we incurred total operating expenses of $407,867, of which $28,000 was attributed to research and development activities related to the Company’s SaaS platform, and the balance of $379,867 was related to general and administrative expenses, which include legal and accounting, travel and lodging, and general operating costs. During the same period ended March 31, 2025, we incurred operating expenses of $389,141, of which $79,864 were attributed to research and development, and the balance of $309,277 was related to general and administrative expenses.

Comparing operating expenses for the same periods from 2025 to 2026, we note an increase of $18,726, or 5%, in total operating expenses, which resulted from of a decrease of $51,864, or 65%, in research and development expenses, and an increase of $70,590, or 23%, in general and administrative expenses, respectively.

Net Loss

For the nine months ended March 31, 2026, we incurred a net loss of $443,699, compared to $422,239 for the nine months ended March 31, 2025, primarily as a result of a net increase of $21,460, or 5%, in total expenses as described above, including interest expense on the convertible debentures.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. As of March 31, 2026, the Company had $754,990 cash on hand, an accumulated net loss of $2,004,761, and no revenue to cover its operating costs. Our reduced cash burn rate is approximately $27,500 per month. Presently, our operations are being funded by capital previously raised and we believe our currently available capital resources, net of the $600,000 cash requirement for the acquisition, are sufficient to sustain our operations for a maximum of six months. The Company intends to fund future operations from cash flows from its subsidiary operations and through private placement offerings of its common stock, private financing arrangements, and other public offerings.

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

Cash Flow from Operating Activities

For the nine months ended March 31, 2026, net cash used in the Company’s operating activities was $155,480, primarily used to fund development costs and general and administrative expenses. For the same nine-month period ended March 31, 2025, net cash used in operating activities totaled $366,928, representing a decrease of $211,448, or 58%, compared to the same period last year, primarily due to increase in deferred wages payable.

Cash Flow from Investing Activities

For the nine months ended March 31, 2026, net cash used in investing activities totaled $0, compared to $47,500 from the same period last year, since the Company did not record any cash transactions from investing activities during the year.

Cash Flow from Financing Activities

For the nine months ended March 31, 2026, net cash provided by financing activities was $810,000, as a result of proceeds received from the sale of our common stock and issuance of convertible debentures. During the nine months ended March 31, 2025, net cash provided from financing activities totaled $360,000, attributed to proceeds received from an officer loan and the issuance of convertible debentures.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2026, the end of the period covered by this report on Form 10-Q. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

As of March 31, 2026, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2026. In making this assessment, our management used the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO Framework. Our management has concluded that, as of March 31, 2026 our internal control over financial reporting was not effective based on these criteria because of the material weaknesses described below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting subsequent to the three months ended March 31, 2026, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None.

Item 6. Exhibits

	Exhibit Number	Description
	3.1	Certificate of Incorporation filed with the Delaware Secretary of State on March 14, 2023(1)
	3.2	Amended and Restated Certificate of Incorporation dated May 9, 2023(1)
	3.3	Bylaws(1)
	10.1	Bookkeeping Services Agreement with David E. Tannous, dated March 23, 2023(2)
	10.2	Board Member Consulting Agreement Eric Manlunas, dated May 17, 2023(2)
	10.3	Consulting Agreement with MJP Consulting, LLC, dated June 1, 2023(2)
	10.4	Software Development Agreement with CORSAC Technologies dated October 2, 2023(2)
	10.5	Consulting Agreement with Craig Truempi, dated January 10, 2024 (3)
	10.6	Software Support Agreement with i2 Analytics, Inc., dated February 13, 2025 (4)
	10.7	Software Purchase Agreement with i2 Analytics, Inc., dated February 13, 2025 (4)
	10.8	Strategic Alliance Agreement with Tekcapital, LLC., dated November 7, 2025 (5)
	10.9	Stock Purchase Agreement, dated January 13, 2026 (6)
	10.10	Employment Agreement, dated April 1, 2026 (6)
	10.11	EMS Consulting Agreement, dated March 31, 2026 (7)
*	10.12	Amendment to the Stock Purchase Agreement, dated April 1, 2026
	¥31.1	Certification of Principal Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
	¥31.2	Certification of Principal Accounting Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
	¥32.1	Certification of Principal Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002
	¥32.2	Certification of Principal Accounting Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002
	101.INS	Inline XBRL Instance Document – the instance document does not appear in Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document
	101.SCH	Inline XBRL Taxonomy Extension Schema Document
	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
	104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
¥

This exhibit is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act or the Exchange Act, except as otherwise stated in such filing.

(1)	Previously filed as an exhibit to Registration Statement on Form S-1 filed with SEC on September 21, 2023, incorporated herein by reference.
(2)	Previously filed as an exhibit to Registration Statement, as amended, on Form S-1/A filed with the SEC on October 19, 2023, incorporated herein by reference.
(3)	Previously filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended June 30, 2024 filed with the SEC on October 1, 2024, incorporated herein by reference.
(4)	Previously filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended June 30, 2025 filed with the SEC on September 30, 2025, incorporated herein by reference.
(5)	Previously filed as an exhibit to Annual Report on Form 10-Q for the fiscal quarter ended December 31, 2025 filed with the SEC on January 27, 2026, incorporated herein by reference.
(6)	Previously filed as an exhibit to Current Report on Form 8-K filed with the SEC on April 1, 2026, incorporated herein by reference.
(7)	Previously filed as an exhibit to Current Report on Form 8-K filed with the SEC on April 2, 2026, incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXSCIENT, INC.

Date: May 15, 2026	/s/ Fred E. Tannous
By: Fred E. Tannous
Title: President, & Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2026	/s/ Eric Sherb
By: Eric Sherb, CPA
Title: Chief Financial Officer (Principal Accounting Officer)

