Form 10-Q
period 2026-06-30
Nexscient, Inc.
filed 2026-08-14
CIK 1976663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 14, 2026, there were 34,564,312 shares of common stock issued and outstanding, par value, $0.001 per share.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

NEXSCIENT, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
	2026	2025

ASSETS
Current assets:
Cash	$489,216	$28,459
Accounts receivable, net	493,111	-
Due from related party	221,873	-
Prepaid expenses	38,376	86,625
Other current assets	48,012	-
Total current assets	1,290,588	115,084
Due from related party, net of current portion	133,123	-
Right of use assets	212,446	37,431
Property and equipment, net	207,672	-
Other non-current assets	61,867	-
Software	-	135,000
Intangible assets, net	191,286	-
Goodwill	2,583,253	-
Total assets	$4,680,235	$287,515

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$41,721	$25,220
Accrued liabilities	141,891	-
Deferred wages payable	-	145,500
Accrued interest payable - short term	74,705	30,000
Convertible debentures - short term	670,711	265,000
Loans payable, current portion	758,700	-
Right of use liability, current portion	87,534	19,780
Total current liabilities	1,775,262	485,500
Accrued interest payable	-	15,462
Convertible debentures	247,526	265,000
Loans payable, net of current portion	49,218	-
Right of use liability	114,103	17,651
Retirement benefit obligation	302,997	-
Deferred tax liability	47,821	-
Total liabilities	2,536,927	783,613

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $0.001 par, 10,000,000 shares authorized, no shares issued and outstanding as of both June 30, 2026 and December 31, 2025	-	-
Common stock, $0.001 par, 75,000,000 shares authorized, 34,564,312 and 21,663,312 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	34,564	21,663
Additional paid-in capital	4,572,118	1,359,769
Accumulated other comprehensive income	(28,157)	-
Accumulated deficit	(2,435,217)	(1,877,530)
Total stockholders’ equity (deficit)	2,143,308	(496,098)
Total liabilities and stockholders’ equity (deficit)	$4,680,235	$287,515

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEXSCIENT, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Net revenues	$1,110,112	$-	$1,110,112	$-
Cost of revenue	672,899	-	672,899	-
Gross profit	437,213	-	437,213	-

Operating expenses:
General and administrative	659,287	88,402	767,756	189,496
Research and development	23,000	10,500	30,000	17,500
Impairment of software	135,000	-	135,000	-
Total operating expenses	817,287	98,902	932,756	206,996

Loss from operations	(380,074)	(98,902)	(495,543)	(206,996)

Other income (expense):
Other income	4,158	-	4,158	-
Interest expense, convertible debt	(20,435)	(8,564)	(32,197)	(15,051)
Interest expense, loans payable	(36,329)	-	(36,329)	-
Foreign exchange gain (loss)	45	-	45	-
Interest expense, officer loan	-	-	-	(20,270)
Total other income (expense), net	(52,561)	(8,564)	(64,323)	(35,321)

Provision for income taxes	(2,179)	-	(2,179)	-
Net Loss	$(430,456)	$(107,466)	$(557,687)	$(242,317)

Other comprehensive loss:
Foreign currency translation adjustment	(28,157)	-	(28,157)	-
Comprehensive loss	$(458,613)	$(107,466)	$(585,844)	$(242,317)

Weighted average common shares outstanding - basic and diluted	32,783,213	21,182,433	27,635,196	20,962,791
Net loss per common share - basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.01)

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEXSCIENT, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

							Accumulated	Total
					Additional		Other	Stockholders’
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	(Deficit)

Balance at December 31, 2024	-	$-	20,421,312	$20,421	$1,092,741	$(1,318,745)	$-	$(205,583)
Shares issued for services	-	-	66,000	66	16,434	-	-	16,500
Shares issued for software	-	-	350,000	350	87,150	-	-	87,500
Shares issued with debt	-	-	250,000	250	20,020	-	-	20,270
Net loss	-	-	-	-	-	(134,851)	-	(134,851)
Balance at March 31, 2025	-	-	21,087,312	21,087	1,216,345	(1,453,596)	-	(216,164)
Shares issued for services	-	-	236,000	236	58,764	-	-	59,000
Net loss	-	-	-	-	-	(107,466)	-	(107,466)
Balance at June 30, 2025	-	$-	21,323,312	$21,323	$1,275,109	$(1,561,062)	$-	$(264,630)

Balance at December 31, 2025	-	$-	21,663,312	$21,663	$1,359,769	$(1,877,530)	$-	$(496,098)
Shares issued for cash - private placement	-	-	3,000,000	3,000	747,000	-	-	750,000
Net loss	-	-	-	-	-	(127,231)	-	(127,231)
Balance, March 31, 2026	-	-	24,663,312	24,663	2,106,769	(2,004,761)	-	126,671
Shares issued for cash - private placement	-	-	1,800,000	1,800	448,200	-	-	450,000
Shares issued - acquisition	-	-	6,846,000	6,846	1,704,654	-	-	1,711,500
Shares issued for services	-	-	439,000	439	109,311	-	-	109,750
Shares issued - settlement of accrued wages	-	-	816,000	816	203,184	-	-	204,000
Currency translation adjustment	-	-	-	-	-	-	(28,157)	(28,157)
Net loss			-	-	-	(430,456)	-	(430,456)
Balance, June 30, 2026	-	$-	34,564,312	$34,564	$4,572,118	$(2,435,217)	$(28,157)	$2,143,308

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEXSCIENT, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(557,687)	$(242,317)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services, expensed portion	100,250	-
Broker fee shares issued as acquisition transaction costs	81,500	-
Amortization of prepaid stock-based compensation	57,749	15,708
Amortization of debt discount	8,543	20,270
Amortization of intangibles	8,714	-
Depreciation	7,991	-
Impairment of software	135,000	-
Amortization of right of use asset	35,916	-
Deferred tax benefit	(2,179)	-
Changes in operating assets and liabilities (net of amounts acquired):
Accounts receivable	(143,706)	-
Due from related parties	(3,960)	-
Prepaid expenses and other current assets	(22,118)	-
Accounts payable	16,502	1,733
Accrued liabilities	21,124	-
Deferred wages payable	58,500	43,500
Accrued interest payable	29,243	15,051
Lease liabilities	(33,806)	-
Retirement benefit obligation	5,102	-
Net cash used in operating activities	(197,322)	(146,055)

Cash flows from investing activities:
Cash paid for acquisition, net of cash acquired	(574,854)	-
Purchase of property and equipment	(39,362)	-
Purchase of software	-	(47,500)
Net cash used in investing activities	(614,216)	(47,500)

Cash flows from financing activities:
Proceeds from shares issued for cash	1,200,000	-
Proceeds from loans payable	200,000	-
Repayments of loans payable	(125,728)	-
Proceeds from convertible debentures	-	215,000
Net cash provided by financing activities	1,274,272	215,000

Effect of exchange rate changes on cash	(1,977)	-
Net change in cash	460,757	21,445
Cash at beginning of period	28,459	79,025
Cash at end of period	$489,216	$100,470

Supplemental disclosure of non-cash investing and financing activities:
Shares issued for acquisition (including broker shares)	$1,711,500	$-
Seller convertible note issued for acquisition	$450,000	$-
Shares issued for settlement of accrued wages	$204,000	$-
Shares issued for prepaid services	$9,500	$-
Shares issued for software with debt	$-	$107,770

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEXSCIENT, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 — ORGANIZATION AND DESCRIPTION OF BUSINESS

Nexscient, Inc. (“Nexscient” or the “Company”) was incorporated in the State of Delaware on March 14, 2023. The Company is an emerging-growth company that’s building a global collaborative network of AI-enabled Intelligent Enterprise Solutions and technologies through internal development, synergistic acquisitions, and capital investments in companies involved in machine learning and artificial intelligence technologies. As part of its growth strategy, the Company also seeks to acquire and integrate synergistic AI and machine learning companies and technologies into our collaborative network, further expanding its service offerings while enhancing shareholder value. The Company’s headquarters are in Los Angeles, California.

On April 1, 2026, the Company acquired all of the issued and outstanding equity interests of Crestview BPO Pte. Ltd., a Singapore company subsequently renamed TaskAlpha Pte. Ltd. (“TaskAlpha”), which owns 100% of Flipside Digital Content Company, Inc. (“Flipside AI”), a corporation organized under the laws of the Republic of the Philippines.

Flipside AI is engaged in the business of providing data curation, annotation, and validation services for artificial intelligence (“AI”) systems, including 2D and 3D annotation, LiDAR and sensor fusion annotation, video and temporal annotation, Vision-Language-Action (“VLA”) captioning and reasoning, and data collection. Flipside’s customers consist principally of AI companies operating in the autonomous driving, robotics, and geospatial sectors. Flipside AI is incorporated and domiciled in the Republic of the Philippines and is registered with the Philippine Economic Zone Authority. Following the acquisition, the consolidated operations of the Company consist principally of the operations of Flipside AI; prior to the acquisition the Company had no revenue-generating operations.

Change in fiscal year

On June 25, 2026 the board of directors approved a change in the Company’s fiscal year end from June 30 to December 31, which was reported on a Current Report on Form 8-K under Item 5.03. In accordance with Rule 13a-10 under the Securities Exchange Act of 1934, the Company will file a transition report on Form 10-KT covering the six-month transition period from July 1, 2025 to December 31, 2025.

The comparative balance sheet as of December 31, 2025 presented herein is unaudited, is derived from the books and records for that transition period, and will be superseded by the audited balance sheet included in the transition report. The most recent audited annual financial statements of the Company are those for the fiscal year ended June 30, 2025. The statements of operations, stockholders’ equity (deficit) and cash flows for the three and six months ended June 30, 2025 are unaudited and have been recast from the Company’s former June 30 fiscal basis to a calendar-quarter basis to conform to the current presentation.

Because Flipside AI was acquired on April 1, 2026, the comparative periods contain no results of the acquired business and the periods presented are therefore not comparable.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and interim financial information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods have been included. Results for interim periods are not necessarily indicative of results for a full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025. As described in Note 1, the Company changed its fiscal year end to December 31 and the transition report on Form 10-KT for the six-month period ended December 31, 2025 has not yet been filed.

Principles of consolidation

The condensed consolidated financial statements include the accounts of Nexscient and its wholly owned subsidiaries, TaskAlpha and Flipside AI, from April 1, 2026, the date control was obtained. All intercompany accounts and transactions have been eliminated in consolidation.

Foreign currency translation

The functional currency of Flipside AI is the Philippine peso and the functional currency of TaskAlpha is the U.S. dollar. Assets and liabilities of the Philippine subsidiary are translated into U.S. dollars at period-end exchange rates and revenues and expenses at average rates for the period. Translation adjustments are reported in accumulated other comprehensive loss.

Use of estimates

The preparation of financial statements requires management to make estimates and assumptions that affect reported amounts. Significant estimates include the fair values assigned to assets acquired and liabilities assumed in the Flipside AI acquisition, the imputed discount on the seller convertible note, the allowance for credit losses, the retirement benefit obligation, incremental borrowing rates used for leases, and the valuation of share-based payments. Actual results could differ from those estimates.

Business combinations

The Company accounts for business combinations under ASC 805, Business Combinations, using the acquisition method. The consideration transferred is measured at fair value at the acquisition date and allocated to the identifiable assets acquired and liabilities assumed based on their estimated fair values, with any excess recorded as goodwill. Acquisition-related transaction costs are expensed as incurred. Amounts recorded are provisional and may be adjusted during the measurement period, which does not exceed one year from the acquisition date.

Goodwill

Goodwill represents the excess of consideration transferred over the fair value of net identifiable assets acquired. Goodwill is not amortized. The Company has determined it operates as a single reporting unit and tests goodwill for impairment annually as of December 31, and more frequently if events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company may first perform a qualitative assessment and, if necessary, a quantitative comparison of the reporting unit’s fair value to its carrying amount.

Intangible assets

Acquired intangible assets with finite lives are recorded at fair value at the acquisition date and amortized on a straight-line basis over their estimated useful lives of five to seven years. The Company has no indefinite-lived intangible assets other than goodwill.

Impairment of long-lived assets

Long-lived assets, including property and equipment, right-of-use assets and finite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability is assessed by comparing the carrying amount to the undiscounted future cash flows expected to result from the use and eventual disposition of the asset group. If the carrying amount is not recoverable, an impairment loss is recognized for the amount by which the carrying amount exceeds fair value. During the three months ended June 30, 2026 the Company recognized an impairment charge of $135,000, writing off in full the carrying amount of software purchased in a prior year. Following the acquisition of Flipside AI the Company is no longer pursuing commercialization of the software, and no future cash flows are expected from its use or disposition. The charge is presented as a separate line within operating expenses. No impairment of goodwill or of other long-lived assets was recorded in any period presented.

Cash

Cash consists of demand deposits held with financial institutions in the United States, Singapore and the Philippines. The Company had no cash equivalents at June 30, 2026 or December 31, 2025. Balances held at these institutions may exceed applicable deposit insurance limits.

Accounts receivable and allowance for credit losses

Accounts receivable are recorded at invoiced amounts, net of an allowance for credit losses, and do not bear interest. The Company’s trade receivables are short-term in nature and are evaluated as a single portfolio segment and class of financing receivable. The Company measures expected credit losses over the contractual life of the receivables under ASC 326, Financial Instruments—Credit Losses, using an approach that considers historical loss experience, the aging of balances, customer-specific circumstances and reasonable and supportable forecasts of economic conditions. Receivables are considered past due when payment is not received by the contractual due date. Balances are written off when the Company determines that collection is no longer probable and all practical collection efforts have been exhausted, and recoveries of amounts previously written off are recognized in the period received.

Property and equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed on a straight-line basis over estimated useful lives ranging from three to ten years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life. Expenditures for maintenance and repairs are charged to expense as incurred.

Leases

The Company determines whether an arrangement is a lease at inception under ASC 842. Operating lease right-of-use assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term, discounted using the incremental borrowing rate when the rate implicit in the lease is not readily determinable. Lease expense for operating leases is recognized on a straight-line basis over the lease term.

Revenue recognition

The Company recognizes revenue under ASC 606, Revenue from Contracts with Customers. Revenue is recognized when control of the promised services is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. The Company applies the five-step model: identification of the contract, identification of the performance obligations, determination of the transaction price, allocation of the transaction price to the performance obligations, and recognition of revenue as the performance obligations are satisfied.

Substantially all revenue is generated by Flipside AI from data engineering and content services. Services are provided under arrangements that represent a single performance obligation satisfied over time as the services are rendered, and revenue is recognized as the work is performed. Payment terms are generally 30 to 60 days from invoice and contracts do not contain significant financing components, variable consideration or rights of return.

Revenue of $1,110,112 for the three months ended June 30, 2026 was derived entirely from data engineering and content services performed by Flipside AI in the Philippines for customers located principally in the United States and Europe, and was recognized over time as the services were rendered. Because all revenue arises from a single service line and is recognized over time, the Company has determined that no further disaggregation by service line or timing of transfer is necessary to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. Revenue disaggregated by the country in which the customer is located is presented in Note 14.

Concentrations of credit risk and major customers

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. For the three months ended June 30, 2026, four customers each accounted for 10% or more of revenue, with individual concentrations ranging from 15.0% to 24.0% and representing 76.2% of revenue in the aggregate. At June 30, 2026, four customers each accounted for 10% or more of accounts receivable, with individual concentrations ranging from 16.2% to 20.9% and representing approximately 75.9% of the balance in the aggregate. The Company does not require collateral and monitors the credit standing of its customers on an ongoing basis.

Retirement benefits

The Company maintains an unfunded non-contributory defined benefit retirement plan covering substantially all of its regular employees, in accordance with the provisions of Republic Act No. 7641 of the Philippines. The Company accounts for the plan in accordance with ASC Topic 715, Compensation – Retirement Benefits. The year-over-year change in the obligation, reflecting changes in compensation, service, and the Company's attrition experience, is recognized as retirement expense in the period in which it occurs.

Income taxes

The Company accounts for income taxes under ASC 740. For interim periods, income tax expense is determined under ASC 740-270 by applying an estimated annual effective tax rate to year-to-date pre-tax results, adjusted for discrete items. The consolidated provision reflects income taxes of the Philippine subsidiary, net of the deferred tax benefit arising on amortization of acquired intangible assets. A valuation allowance is recorded against deferred tax assets when it is more likely than not that they will not be realized. Flipside AI is registered with the Philippine Economic Zone Authority, and its income tax position reflects the incentives available under that registration.

Fair value of financial instruments

The carrying amounts of cash, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short-term nature of these instruments. The Company’s borrowings are carried at amortized cost; the seller convertible note was initially recorded at fair value determined using an imputed interest rate.

The Advance Payable Note received in the acquisition was recorded at fair value at the acquisition date in accordance with ASC 805 and is subsequently measured at amortized cost. The Company has not elected the fair value option under ASC 825-10-25 and does not remeasure the note to fair value at subsequent reporting dates. Because the discount recognized on acquisition principally reflects expected credit losses rather than the time value of money, it is not accreted to the principal amount. Interest income is recognized only if and when cash is received in excess of the carrying amount of the installment settled. See Note 10.

Convertible debt

The Company accounts for convertible debt instruments in accordance with ASC 470-20. Conversion features that are not required to be bifurcated as derivatives are not separately accounted for, and no beneficial conversion feature is recognized.

Stock-based compensation

Share-based payments to employees, directors and non-employees are measured at the grant-date fair value of the award and recognized as expense over the requisite service period. Shares issued for services are measured at the fair value of the equity instruments issued.

Net loss per share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares outstanding during the period. Diluted net loss per share is the same as basic for all periods presented because the effect of potentially dilutive securities, including shares issuable on conversion of the convertible debentures and the seller convertible note and unvested performance stock units, would be antidilutive. The maximum number of shares issuable on conversion of the Company’s convertible debt at June 30, 2026 was 1,660,000, consisting of 1,060,000 shares under the 9% convertible debentures (computed on $530,000 of outstanding principal at the $0.50 per share conversion floor, which yields the maximum share count) and 600,000 shares under the seller convertible note ($450,000 face amount at $0.75 per share).

Segments

The Company operates as a single operating segment and a single reportable segment. Segment and entity-wide information is presented in Note 14.

Recently issued accounting pronouncements

The Company adopted ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. Adoption affected disclosure only and had no effect on financial position or results of operations. ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, is effective for the Company’s annual period ending December 31, 2026 and is expected to affect disclosure only. Management has evaluated other recently issued accounting pronouncements and does not believe that any will have a material effect on the condensed consolidated financial statements upon adoption.

NOTE 3 — GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

The Company has incurred losses since inception and had an accumulated deficit of $(2,435,217) at June 30, 2026. The acquisition of Flipside AI on April 1, 2026 introduced revenue-generating operations, and the subsidiary was profitable for the quarter then ended. At June 30, 2026 the Company held cash of $489,216 and had current liabilities in excess of current assets.

Management’s plans include applying cash generated by the operations of Flipside AI to the servicing and repayment of these obligations, pursuing the renewal or refinancing of the subsidiary’s borrowings as they mature, and raising additional capital through the sale of equity securities or the issuance of convertible debt. The Company has historically funded its operations through private placements of common stock and the issuance of convertible debentures.

After considering these plans, management concluded that substantial doubt about the Company’s ability to continue as a going concern has not been alleviated. The accompanying financial statements have been prepared on the going concern basis and do not include any adjustments to the carrying amounts or classification of assets and liabilities that might result from the outcome of this uncertainty.

NOTE 4 — BUSINESS COMBINATION

On April 1, 2026, the Company completed the acquisition of 100% of the issued and outstanding equity interests of Crestview BPO Pte. Ltd. (now TaskAlpha Pte. Ltd.), which owns 100% of Flipside AI, pursuant to a Stock Purchase Agreement dated January 13, 2026, as amended March 30, 2026, among the Company, Arcadia Data Pte. Ltd. (“Arcadia”), Crestview, Flipside AI and the selling shareholders named therein. The transaction was accounted for as a business combination under ASC 805 with Nexscient as the accounting acquirer.

The consideration transferred consisted of the following:

Cash	$600,000
Seller convertible note, at present value	379,694
Common stock	1,630,000
Total consideration transferred	$2,609,694

The cash consideration was paid on April 1, 2026, of which $400,000 was remitted through TaskAlpha acting as paying agent and disbursed to the eight selling shareholders and Arcadia, and $200,000 was paid directly to Arcadia. The seller convertible note is non-interest-bearing and was recorded at present value using an imputed interest rate of 9% (Note 8).

The Company issued an aggregate 6,846,000 shares of common stock in connection with the acquisition, of which 6,520,000 shares were issued as consideration under the Stock Purchase Agreement and 326,000 shares were issued to the business broker. The aggregate contractual value of the consideration payable to the selling shareholders under the Stock Purchase Agreement was $2,680,000. The 326,000 broker shares, valued at $81,500, were not consideration and were separately recorded as a transaction cost. Purchase price consideration transferred pursuant to the acquisition was $2,609,694; the difference of $70,306 represents the discount on the seller convertible note, which is recorded at its present value using an imputed rate of 9%.

Shares issued in the acquisition were measured at $0.25 per share, the price at which the Company sold shares for cash in contemporaneous private placements, because the Company’s common stock does not trade in an active market.

The following table summarizes the provisional fair values of the assets acquired and liabilities assumed at the acquisition date:

Amount
Identifiable assets acquired:
Cash	$25,146
Accounts receivable, net	354,252
Due from related parties	354,996
Prepaid expenses and other current assets	25,788
Property and equipment, net	204,685
Right of use asset	213,125
Other non-current assets	63,101
Identifiable intangible assets	200,000
Total identifiable assets acquired	1,441,093

Liabilities assumed:
Accounts payable and accrued expenses	(122,257)
Loans payable	(741,054)
Right of use liability	(200,075)
Retirement benefit obligation	(301,266)
Deferred tax liability on intangibles (25%)	(50,000)
Total liabilities assumed	(1,414,652)

Net identifiable assets acquired	26,441
Goodwill	2,583,253
Total consideration transferred	$2,609,694

The allocation is provisional pending completion of the Company’s valuation procedures and may be revised during the measurement period, which ends April 1, 2027. Goodwill represents the excess of consideration transferred over the net identifiable assets acquired and is attributable principally to the assembled workforce and expected synergies. Goodwill is not expected to be deductible for income tax purposes.

Supplemental pro forma information

The following unaudited pro forma information presents the combined results as though the acquisition had occurred on January 1, 2025:

	Six Months Ended
	June 30,
	2026	2025
Revenues as reported	$1,110,112	$-
Flipside AI pre-acquisition revenue	685,386	1,160,617
Pro forma revenues	1,795,498	1,160,617

Net loss as reported	(557,687)	(242,317)
Flipside AI pre-acquisition net income	34,021	(78,026)
Amortization of acquired intangible assets	(8,714)	(17,428)
Accretion of seller note discount	(8,543)	(17,086)
Pro forma net loss	$(540,923)	$(354,857)

The pro forma amounts are presented for informational purposes only and do not purport to represent the results that would have been achieved had the acquisition occurred on the date indicated, nor are they indicative of future results. Pre-acquisition amounts for Flipside AI are derived from the subsidiary’s statutory records and do not reflect the U.S. GAAP conversion adjustments applied to post-acquisition periods.

NOTE 5 — GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill was $2,583,253 at June 30, 2026 and nil at December 31, 2025. All goodwill was recognized in connection with the acquisition of Flipside AI on April 1, 2026 (Note 4). No measurement-period adjustments were recorded during the period, and the Company has no accumulated goodwill impairment losses.

Because goodwill was first recognized on April 1, 2026, no annual impairment test has been performed to date. The Company did not identify events or changes in circumstances during the quarter that would indicate the carrying amount of goodwill may not be recoverable.

Intangible assets

	Gross	Accumulated amortization	Net	Useful life
Customer relationships	90,000	(3,214)	86,786	7 years
Trade name	60,000	(3,000)	57,000	5 years
Non-compete agreement	50,000	(2,500)	47,500	5 years
Total	200,000	(8,714)	191,286

Amortization expense was $8,714 for the three and six months ended June 30, 2026. Estimated future amortization expense is as follows:

Twelve months ending June 30,
2027	$34,857
2028	34,857
2029	34,857
2030	34,857
2031	34,857
Thereafter	17,001
Total	$191,286

NOTE 6 — PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30, 2026:

	June 30,	December 31,
	2026	2025
Leasehold and improvement	$46,153	$-
Furniture and fixtures	54,198	-
Office equipment	288,568	-
Transportation equipment	106,433	-
	495,352	-
Less: Accumulated depreciation	(287,680)	-
Property and equipment, net	$207,672	$-

Depreciation expense was $7,991 for the three and six months ended June 30, 2026, and was nil for the comparative periods, as Flipside AI was acquired on April 1, 2026. Additions to property and equipment were $39,362 during the three and six months ended June 30, 2026.

NOTE 7 — LEASES

Flipside AI leases office space and parking facilities in the Philippines under operating lease arrangements. Right-of-use assets and lease liabilities were recognized on acquisition at the present value of the remaining lease payments.

The Company leases office space under operating lease arrangements with remaining terms of approximately one to three years. The Company does not have any finance leases. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate to determine the present value of lease payments.

Operating lease cost is recognized on a straight-line basis over the lease term. The Company has elected the practical expedient not to separate lease and non-lease components for all classes of underlying assets, and not to recognize ROU assets and lease liabilities for short-term leases (term of twelve months or less).

The following table summarizes the supplemental balance sheet information related to leases as of June 30, 2026 and December 31, 2025:

	June 30,	December 31,
	2026	2025
Assets
Operating lease right-of-use assets	$212,446	$37,431

Liabilities
Current: Operating lease liabilities	$87,534	$19,780
Non-current: Operating lease liabilities	114,103	17,651
Total operating lease liabilities	$201,637	$37,431

The components of lease cost recognized in the statements of operations for the six months ended June 30, 2026 and 2025 were as follows:

	Six Months Ended
	June 30,
	2026	2025
Operating lease cost	$38,110	$9,654
Total lease cost	$38,110	$9,654

Other information related to leases as of and for the six months ended June 30, 2026 and 2025 was as follows:

	Six Months Ended
	June 30,
Cash paid for amounts included in the measurement of lease liabilities:	2026	2025
Operating cash flows from operating leases	$33,806	$9,654

The weighted-average remaining lease term was 1.66 years and 1.8 years as of June 30, 2026 and December 31, 2025, respectively, and the weighted-average discount rate used in measuring lease liabilities was 8.0% for both periods.

The following table summarizes the maturity of undiscounted cash flows for operating lease liabilities as of June 30, 2026:

Operating
Year ending December 31,	Leases
2026	$66,141
2027	130,076
2028	17,981
Total lease payments	214,198
Less: Imputed interest	(12,561)
Total lease obligations	201,637
Less current lease obligations	87,534
Long-term lease obligations	$114,103

NOTE 8 — DEBT

Debt consisted of the following at June 30, 2026:

	Current	Non-current	Total
Convertible debentures:
Private placement debentures	$530,000	$-	$530,000
Seller convertible note	140,711	247,526	388,237
Loans payable - Flipside AI	558,700	49,218	607,918
Loan payable - Arcadia Data Pte. Ltd.	200,000	-	200,000
Total	$1,429,411	$296,744	$1,726,155

Convertible debentures

The Company’s convertible debt comprises the 9% private placement debentures and the seller convertible note issued in the acquisition. The combined carrying value was $918,237 at June 30, 2026, of which $670,711 is classified as current and $247,526 as non-current.

9% private placement debentures

On July 1, 2024, the Board authorized a private placement of unsecured 9% convertible debentures with 24-month maturities in an aggregate principal amount of up to $5,000,000. The debentures are convertible into common stock at the lower of $0.75 per share or a 20% discount to the trailing volume-weighted average price, subject to a floor of $0.50 per share. At June 30, 2026, $530,000 of principal was outstanding. All outstanding debentures mature within twelve months of the balance sheet date and are therefore classified as current. Accrued interest was $69,116 at June 30, 2026. Interest expense on the debentures was $11,892 and $23,654 for the three and six months ended June 30, 2026.

Seller convertible note

In connection with the acquisition the Company issued a $450,000 convertible note to Arcadia. The note bears interest at 0.00% per annum, increasing to 8.00% upon an event of default, and is payable in three equal annual installments of $150,000 on April 1, 2027, 2028 and 2029. The note is convertible at the holder’s option into common stock at $0.75 per share and contains a cross-default to the Stock Purchase Agreement. Because the note is non-interest-bearing, it was recorded at its present value of $379,694 using an imputed interest rate of 9%, resulting in a discount of $70,306 that is amortized to interest expense using the effective interest method. Accretion was $8,543 for the three and six months ended June 30, 2026 and the carrying value was $388,237 at June 30, 2026, of which $140,711 is classified as current and $247,526 as non-current.

Loans payable — Flipside AI

Flipside AI has borrowings from Philippine financial institutions and a shareholder totaling $607,918 at June 30, 2026. Based on the stated maturities of the individual facilities, $558,700 is classified as current and $49,218 as non-current. Interest expense on these borrowings was $30,740 for the three months ended June 30, 2026. Borrowings from banks and financing companies total $194,158 and consist of two China Banking Corporation term loans bearing interest at 9.0% per annum ($27,503 and $24,447), two unsecured business loans from First Circle Growth Finance Corp. bearing interest at 17.0% per annum ($76,692 and $49,218) and an unsecured business loan from Esquire Financing Inc. bearing interest at 16.5% per annum ($16,298). The remaining $413,760 is owed to individual lenders rather than to financial institutions and consists of three unsecured term loans bearing interest at 15.0% per annum ($93,810, $27,755 and $47,729), an unsecured interest-only loan from a member of the Company's board of directors, bearing interest at 12.5% per annum ($81,489), two unsecured interest-only loans bearing interest at 16.0% per annum ($40,744 each) and two unsecured interest-only loans bearing interest at 10.0% per annum ($48,893 and $32,596). All of the facilities mature within twelve months of the balance sheet date other than the First Circle loan of $49,218, which matured in August 2027. An unsecured loan from a relative of the Company's Chief Executive Officer, was repaid in full on May 19, 2026. See Note 10.

Loan payable — Arcadia

On April 6, 2026, Arcadia advanced $200,000 to TaskAlpha on an unsecured basis. The loan bears interest at 12% per annum, matured July 6, 2026, provides for default interest of 2% per month, and is governed by Singapore law. The proceeds were advanced to Flipside AI and are recorded there as a deposit for future subscription. Accrued interest was $5,589 at June 30, 2026 and interest expense was $5,589 for the three months ended June 30, 2026.

Future principal maturities

Future principal payments on debt outstanding at June 30, 2026 are as follows:

Year ending December 31,	Amount
2026 (remaining six months)	$971,750
2027	516,168
2028	150,000
2029	150,000
Total	$1,787,918

Total principal payments of $1,787,918 differ from the aggregate carrying value of debt of $1,726,155 by the unamortized discount on the seller convertible note of $61,763.

NOTE 9 — ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accrued liabilities of the Philippine subsidiary consisted of the following at June 30, 2026:

	June 30,	December 31,
	2026	2025

Trade payable	$107,544	$25,220
Accrued expenses	32,684	-
Accrued interest expense	74,705	45,462
Tax and government agency payable	30,229	-
Commission payable	13,155	-
Accounts payable and accrued expenses	$258,317	$70,682

The table above comprises the obligations of the Company, TaskAlpha and Flipside AI, including the commission accrual described in Note 10. The total of $258,317 is presented on the condensed consolidated balance sheets as accounts payable of $41,721, accrued liabilities of $141,891 and accrued interest payable — short term of $74,705.

NOTE 10 — RELATED PARTY TRANSACTIONS

In connection with the acquisition, Anthony De Luna, the founder and Chief Executive Officer of Flipside AI and, effective April 1, 2026, the Company’s Chief Technology Officer and a member of its board of directors, delivered an Advance Payable Note in favor of the Company in the principal amount of $840,000. The note formalizes personal advances made to him by Flipside AI before the acquisition and was acquired by the Company as an asset in the business combination; the Company has not arranged, extended, maintained or renewed any personal loan to him. The note is non-interest-bearing and is payable in eight quarterly installments of $105,000 due on the first day of each fiscal quarter commencing April 1, 2026, with any remaining balance due at maturity on March 31, 2028. At the issuer’s option each installment may be settled in cash or by the release of shares of the Company’s common stock held in escrow, with the number of shares determined using the greater of the trailing ten-day volume weighted average price or $0.75 per share. If an installment is not received within five business days of its due date, settlement is made automatically from the escrowed shares.

The 1,120,000 shares held in escrow correspond exactly to eight installments at the $0.75 floor, so the amount ultimately recoverable is limited to the value of those shares. The note was recorded at its acquisition-date fair value of $354,996. The installment due April 1, 2026 was not settled in cash and no shares had been released from the escrow account as of June 30, 2026. No interest income was recognized and the carrying value was $354,996 at June 30, 2026. Of that amount, $221,873 is presented in current assets, representing the five installments due on or before June 30, 2027, and $133,123 is presented as non-current. Due from related party consists entirely of this note.

The acquisition-date fair value was determined by weighting two settlement outcomes. Under cash settlement the installments were discounted at a market rate for an unsecured personal obligation. Under share settlement the amount recoverable is limited to the value of the escrowed shares, valued by reference to the share price and the contractual floor. A 20% probability was assigned to cash settlement, supported by an assessment of the obligor’s identifiable resources over the term of the note, and 80% to settlement in shares.

Arcadia was the selling shareholder in the acquisition, holds the seller convertible note described in Note 8, is the lender under the $200,000 loan to TaskAlpha, and received 5,726,000 shares of common stock at closing with a further 1,120,000 shares held in escrow.

Anthony De Luna is the founder and Chief Executive Officer of Flipside AI and, effective April 1, 2026, a director and the Chief Technology Officer of the Company. Under his employment agreement he receives an annual base salary of $175,000, an annual incentive bonus equal to 3% of the Company’s net after-tax income, and a commission equal to 3% of revenues generated by Flipside AI from customers he introduced. Included in the employment contract were terms that provided for a grant of 500,000 performance stock units that vest based on specified market capitalization milestones. Based on the original terms, a grant date has not been established for certain tranches of these units because the market capitalization-based vesting conditions do not sufficiently define the measurement methodology or period necessary to determine whether the applicable thresholds have been achieved. Accordingly, the Company concluded that a mutual understanding of the key terms and conditions of those tranches has not been established and, therefore, no grant-date fair value has been determined under ASC 718. The Company accrued $13,155 in respect of the commission arrangement for the three months ended June 30, 2026.

Deferred wages payable of $145,500 at December 31, 2025 represented compensation deferred by two officers of the Company. An additional $102,000 was accrued during the six months ended June 30, 2026, of which $43,500 was paid in cash in June 2026. The remaining $204,000 was settled on June 30, 2026 through the issuance of shares of common stock to those officers, as described in Note 11. No gain or loss was recognized on the settlement and deferred wages payable was nil at June 30, 2026.

Interest expense on related party balances was $5,589 on the Arcadia loan and $8,543 of accretion on the seller convertible note for the three months ended June 30, 2026.

Flipside AI has borrowings from individuals and related parties, including certain of the shareholders who sold the business to the Company. These borrowings are described in Note 8.

NOTE 11 — STOCKHOLDERS’ EQUITY

The Company is authorized to issue 75,000,000 shares of common stock, $0.001 par value, and 10,000,000 shares of preferred stock, $0.001 par value. No preferred shares were issued or outstanding at June 30, 2026 or December 31, 2025.

Shares issued during the six months ended June 30, 2026 were as follows: 3,000,000 shares in private placements for cash in the first quarter, for gross proceeds of $750,000; 1,800,000 shares in private placements for cash in the second quarter, for gross proceeds of $450,000; 6,846,000 shares in connection with the acquisition of Crestview / Flipside AI, valued at $1,711,500; 439,000 shares issued for services, valued at $109,750; and 816,000 shares issued in settlement of accrued wages, valued at $204,000. In total, 12,901,000 shares were issued during the period, increasing common stock and additional paid-in capital by $3,225,250 in the aggregate.

Shares issued other than for cash were valued at $0.25 per share, which is the price of cash subscriptions during the period, as the Company’s common stock does not trade in an active market.

At June 30, 2026, 34,564,312 shares of common stock were issued and outstanding.

NOTE 12 — EMPLOYEE BENEFITS

Flipside AI maintains an unfunded, non-contributory defined benefit retirement plan covering substantially all of its employees, as required by Republic Act No. 7641 of the Philippines. Benefits are based on years of credited service and final salary, and the obligation is measured using the projected unit credit method. No plan assets are held. The obligation assumed on April 1, 2026 was $301,266. Retirement expense of $15,163 was recognized and benefits of $10,061 were paid during the three months ended June 30, 2026, and the obligation was reduced by $3,371 of currency translation, giving a retirement benefit obligation of $302,997 at June 30, 2026.

NOTE 13 — COMMITMENTS AND CONTINGENCIES

See Note 7 for leases.

From time to time the Company may become subject to legal proceedings and claims arising in the ordinary course of business. Management is not currently aware of any matters that would have a material adverse effect on the consolidated financial position or results of operations.

Under his employment agreement, the Chief Technology Officer is entitled to severance equal to base salary for the month of termination plus six months, together with a prorated portion of incentive compensation, upon termination without cause, for good reason, or on death or disability.

NOTE 14 — SEGMENT AND ENTITY-WIDE INFORMATION

The Company operates as a single operating segment and a single reportable segment. The Company’s chief operating decision maker (the “CODM”) is the Chief Executive Officer. The CODM uses consolidated net loss to evaluate performance and to decide how to allocate the Company’s operating and capital resources, including in budgeting and in monitoring results against prior periods. The measure of segment assets reported to the CODM is total consolidated assets, which were $4,680,235 at June 30, 2026.

The significant segment expenses regularly provided to the CODM and included in the measure of segment profit or loss are cost of revenue, general and administrative expenses and research and development expenses. Other segment items consist of the $135,000 impairment charge in respect of software the Company is no longer pursuing, other income, interest expense on convertible debentures and loans payable, foreign exchange gains and losses, and income taxes.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Revenue	$1,110,112	$-	$1,110,112	$-
Cost of revenue	(672,899)	-	(672,899)	-
General and administrative	(659,287)	(88,402)	(767,756)	(189,496)
Research and development	(23,000)	(10,500)	(30,000)	(17,500)
Other segment items	(185,382)	(8,564)	(197,144)	(35,321)
Segment net loss	$(430,456)	$(107,466)	$(557,687)	$(242,317)

Revenue is derived from a single line of business, the provision of outsourced digital content production and related creative services under master services agreements with customers. All revenue is recognized over time as the services are performed.

Revenues are attributed to the country in which the customer is located. For both the three and six months ended June 30, 2026, revenues were $556,286 in the United States, $167,561 in Finland, $166,474 in Sweden, $106,588 in the United Kingdom, $96,421 in Belgium and $16,782 in other countries. Revenues from customers located in Europe were $553,826 in the aggregate. The Company had no revenue in the three and six months ended June 30, 2025.

Long-lived assets, which comprise property and equipment and right of use assets and exclude goodwill and intangible assets, were located in the Philippines in the amount of $392,392 and in the United States in the amount of $27,726 at June 30, 2026.

Four customers each accounted for 10% or more of consolidated revenue for the three and six months ended June 30, 2026, representing 24.0%, 22.1%, 15.1% and 15.0% of revenue and 76.2% in the aggregate. All revenue is attributable to the Company’s single reportable segment. The Company had no customers and no revenue in the comparable 2025 periods.

NOTE 15 — SUBSEQUENT EVENTS

The $200,000 loan payable to Arcadia matured on July 6, 2026 and has been extended by agreement with Arcadia to October 6, 2026 on its existing terms. No principal or interest was repaid at the original maturity date. In addition, the installment of $105,000 due July 1, 2026 under the Advance Payable Note described in Note 10 was not settled in cash, and no shares had been released from the escrow account as of the date of this report.

In July 2026, Crestview BPO Pte. Ltd. was renamed TaskAlpha Pte. Ltd. and, by directors’ resolutions dated July 15, 2026, its registered primary business activity was changed to software and application development with a secondary activity of other holding companies.

On July 1, 2026, the Company entered into director agreements with three non-employee directors and granted each of them 250,000 performance restricted stock units, or 750,000 units in the aggregate. The awards are standalone inducement grants made outside any equity incentive plan and constitute the directors' sole compensation for board service, no cash retainer or meeting fees being payable. The units vest in five tranches upon the Company's market capitalization equaling or exceeding thresholds ranging from $15 million to $75 million on each of twenty consecutive trading days, subject to continuous board service through the date of achievement, and any units for which the applicable threshold has not been achieved within ten years of the grant date are forfeited. Because vesting is based on the Company's market capitalization, the awards contain market conditions as defined in ASC 718, and the Company will measure their grant-date fair value and recognize the resulting cost over the requisite service period whether or not the thresholds are achieved .

Management has evaluated subsequent events through the date these financial statements were issued and determined that no other events require adjustment to or disclosure in the condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the unaudited condensed consolidated financial statements and related notes included in this report. This discussion contains forward-looking statements that involve risks and uncertainties, and actual results could differ materially.

Overview

Nexscient, Inc. is a Delaware corporation. On April 1, 2026 we acquired TaskAlpha Pte. Ltd. and its wholly owned Philippine subsidiary Flipside AI, a data engineering business. Following the acquisition our consolidated results consist principally of the operations of Flipside AI, which are included from April 1, 2026. Prior to the acquisition we had no revenue-generating operations. We also changed our fiscal year end from June 30 to December 31, and will file a transition report on Form 10-KT for the six months ended December 31, 2025.

Results of operations — three months ended June 30, 2026 compared with 2025

Revenues. Revenues were $1,110,112 for the three months ended June 30, 2026 compared with $nil in the prior-year period, reflecting the consolidation of Flipside AI from April 1, 2026. Revenue was concentrated among four customers that each accounted for more than 10% of the total. Two customer relationships drove the majority of activity in the quarter: a new customer added in the second quarter and substantial growth in an existing account.

Cost of revenue and gross profit. Cost of revenue was $672,899, producing gross profit of $437,213, a gross margin of approximately 39%. Cost of revenue consists principally of direct labor, consultancy fees and facility costs of the Philippine operations.

Operating expenses. Total operating expenses were $817,287 compared with $98,902 in the prior-year period. The increase reflects the consolidation of Flipside AI administrative costs, the $81,500 broker fee expensed as an acquisition transaction cost, and $8,714 of amortization of acquired intangible assets. Operating expenses for the quarter include an impairment charge of $135,000 in respect of software that the Company is no longer pursuing commercialization of following the acquisition.

Other expense. Total other expense, net was $52,561 compared with $8,564, reflecting interest on the convertible debentures, interest on the borrowings of the Philippine subsidiary and the Arcadia loan, and accretion of the discount on the seller convertible note.

Net loss. Net loss was $430,456 compared with $107,466 in the prior-year period.

Results of operations — six months ended June 30, 2026 compared with 2025

Revenues were $1,110,112 compared with $nil, reflecting one quarter of consolidated Flipside AI operations. Total operating expenses were $932,756 compared with $206,996, and net loss was $557,687 compared with $242,317. On a pro forma basis as though the acquisition had occurred on January 1, 2025, revenues would have been $1,795,498 for the six months ended June 30, 2026 and $1,160,617 for the comparable prior-year period. Operating expenses for the quarter include an impairment charge of $135,000 in respect of software that the Company is no longer pursuing commercialization of following the acquisition.

Liquidity and capital resources

At June 30, 2026 we had cash of $489,216 and a working capital deficit of $484,674. During the six months ended June 30, 2026, operating activities used $197,322 of cash, investing activities used $614,216 of cash, consisting of $574,854 paid for the acquisition net of cash acquired and $39,362 of purchases of property and equipment, and financing activities provided $1,274,272 of cash, consisting of $1,200,000 of proceeds from private placements of common stock and $74,272 of net proceeds from subsidiary borrowings.

Our Philippine subsidiary carries short-term borrowings that mature within twelve months, and the $200,000 Arcadia loan matured shortly after the balance sheet date. Our ability to fund operations depends on cash generated by Flipside AI, refinancing or extension of these borrowings, and access to additional capital. These matters are discussed in Note 3 to the condensed consolidated financial statements.

Critical accounting estimates

Our critical accounting estimates include the provisional fair values assigned to the assets acquired and liabilities assumed in the Flipside AI acquisition, including the fair value of the Advance Payable Note, which depends on the probability assigned to settlement in cash rather than in shares; the imputed discount on the seller convertible note; the allowance for credit losses; and the retirement benefit obligation. See Note 2.

Emerging growth company status

We are an emerging growth company as defined in the JOBS Act and have elected to take advantage of certain reduced disclosure requirements available to emerging growth companies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company we are not required to provide the information required by this Item. Our principal market risk exposure is foreign currency risk arising from the operations of our Philippine subsidiary, whose functional currency is the Philippine peso, and from receivables denominated in U.S. dollars, euros and pounds sterling.

Item 4. Controls and Procedures

Disclosure controls and procedures

Under the supervision of and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. Based on that evaluation, and in light of the material weaknesses described below, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2026.

Management’s report on internal control over financial reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Management assessed the effectiveness of internal control over financial reporting as of June 30, 2026 and concluded that it was not effective. Material weaknesses relate to the absence of a formal policies and procedures manual that governs reporting and oversight functions. Our size prevents us from being able to employ sufficient resources to a properly functioning reporting system, which also results in segregation of duties deficiencies.

This report does not include an attestation report of our registered public accounting firm on internal control over financial reporting, as we are not required to include one.

Changes in internal control over financial reporting

On April 1, 2026 we acquired TaskAlpha and its subsidiary Flipside AI. In connection with the acquisition we began consolidating the acquired operations, extended our financial close and reporting process to entities in Singapore and the Philippines, and implemented procedures to convert the Philippine subsidiary’s statutory financial information to U.S. GAAP and to translate it into U.S. dollars. These changes materially affected our internal control over financial reporting during the three months ended June 30, 2026. Management is integrating the acquired business into our internal control over financial reporting and expects to complete that integration within the period permitted by SEC guidance, which does not extend beyond one year from the acquisition date. Other than the changes resulting from the acquisition described above, there were no changes in our internal control over financial reporting during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 1A. Risk Factors

As a smaller reporting company we are not required to provide the information required by this Item. Investors should consider the risks arising from the integration of the acquired Flipside AI business, our dependence on a small number of customers, exposure to Philippine country and currency risk, the short-term maturity profile of our subsidiary’s borrowings, and the substantial doubt about our ability to continue as a going concern described in Note 3.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2026 the Company issued shares of common stock in private placements and in connection with the acquisition, for services, and in settlement of accrued wages, as described in Notes 4 and 11. All such issuances were made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and Regulation S promulgated thereunder.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)
32.1	Certification pursuant to 18 U.S.C. Section 1350
32.2	Certification pursuant to 18 U.S.C. Section 1350
101.INS	Inline XBRL Instance Document the instance document does not appear in Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXSCIENT, INC.

Date: August 14, 2026	By:	/s/ Fred E. Tannous
Fred E. Tannous
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2026	By:	/s/ Eric Sherb
Eric Sherb
Chief Financial Officer
(Principal Financial and Accounting Officer)

