Form 10-KT
period 2025-12-31
Nexscient, Inc.
filed 2026-09-23
CIK 1976663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KT

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended _____________

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from July 1, 2025 to December 31, 2025

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

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of December 31, 2025, the last business day of the registrant’s most recently completed second fiscal quarter of the transition period, was approximately $4,113,000, based upon 9,140,312 shares held by non-affiliates and the closing price of $0.45 per share of the registrant’s common stock as quoted on the OTCQB on December 23, 2025, the last date prior to December 31, 2025 on which a trade was reported.

As of September 9, 2026, there were 34,564,312 shares of the registrant’s common stock issued and outstanding, par value $0.001 per share.

EXPLANATORY NOTE — CHANGE IN FISCAL YEAR

On June 25, 2026, the Board of Directors of Nexscient, Inc. (the “Company,” “we,” “us” or “our”) approved a change in the Company’s fiscal year end from June 30 to December 31. The Company reported that determination on a Current Report on Form 8-K filed under Item 5.03 on June 25, 2026.

In accordance with Rule 13a-10 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Transition Report on Form 10-KT (this “Transition Report”) covers the six-month transition period from July 1, 2025 to December 31, 2025 (the “Transition Period”). Because the Transition Period is six months or longer, Rule 13a-10 requires that the transition report be filed on the form appropriate for an annual report of the Company. Following the Transition Period, the Company’s fiscal year begins on January 1 and ends on December 31 of each year, and the Company’s first full fiscal year on the new basis is the twelve months ending December 31, 2026.

Rule 13a-10 provides that where the determination to change the fiscal closing date is made after the close of the transition period, the transition report is due within the period specified for an annual report measured from the date of that determination. Because the Board made its determination on June 25, 2026, the due date for this Transition Report is measured from that date.

This Transition Report presents:

•	audited balance sheets as of December 31, 2025, June 30, 2025 and June 30, 2024;

•

audited statements of operations, stockholders’ equity (deficit) and cash flows for the six-month Transition Period ended December 31, 2025 and for the fiscal years ended June 30, 2025 and June 30, 2024; and

•	unaudited statements of operations, stockholders’ equity (deficit) and cash flows for the comparable six months ended December 31, 2024, presented for comparative purposes.

The Transition Period covers six months, while the fiscal years ended June 30, 2025 and June 30, 2024 each cover twelve months. Accordingly, results for the Transition Period are not directly comparable to the results of those fiscal years and are not necessarily indicative of results that may be expected for any full fiscal year. Management’s discussion and analysis in Item 7 compares the six months ended December 31, 2025 to the comparable unaudited six months ended December 31, 2024.

The financial statements included in this Transition Report present the Company as it existed at December 31, 2025, prior to the acquisition of Crestview BPO Pte. Ltd. (now TaskAlpha Pte. Ltd.) and its subsidiary Flipside Digital Content Company, Inc. (“Flipside AI”) on April 1, 2026. That acquisition, the related financings and the other events that occurred between December 31, 2025 and the date of this Transition Report are described in Item 1, Item 7 and Note 10 to the financial statements. The Company’s consolidated results of operations and financial position after the acquisition are reported in its Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, filed with the SEC on August 14, 2026.

Unless otherwise indicated or the context otherwise requires, references in this Transition Report to “fiscal 2025” and “fiscal 2024” mean the fiscal years ended June 30, 2025 and June 30, 2024, respectively, and references to the “Transition Period” mean the six months ended December 31, 2025.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information included in this Transition Report on Form 10-KT and other filings of the registrant under the Securities Act of 1933, as amended (the “Securities Act”), and the Exchange Act, as well as information communicated orally or in writing between the dates of such filings, contains or may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements in this Transition Report, including without limitation statements related to our plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from expected results. Among these risks, trends and uncertainties are the availability of working capital to fund our operations, our ability to continue as a going concern, the competitive market in which we operate, our ability to complete and integrate acquisitions, the efficient and uninterrupted operation of our computer and communications systems, our ability to generate a profit and execute our business plan, the retention of key personnel, our ability to protect and defend our intellectual property, the effects of governmental regulation, and other risks identified in the registrant’s filings with the Securities and Exchange Commission from time to time.

In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology. Although the registrant believes that the expectations reflected in the forward-looking statements contained herein are reasonable, the registrant cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither the registrant nor any other person assumes responsibility for the accuracy and completeness of such statements. The registrant is under no duty to update any of the forward-looking statements contained herein after the date of this Transition Report.

3

NEXSCIENT, INC.

FORM 10-KT

FOR THE TRANSITION PERIOD FROM JULY 1, 2025 TO DECEMBER 31, 2025

PART I

Item 1. Business.

Company Overview

Nexscient, Inc. is the parent company of Flipside AI, a Philippine data engineering business that provides data curation, annotation and validation services to developers of artificial intelligence systems. Through Flipside AI, we perform 2D and 3D annotation, LiDAR and sensor fusion annotation, video and temporal annotation, Vision-Language-Action captioning and reasoning, and data collection for customers that consist principally of AI companies operating in the autonomous driving, robotics and geospatial sectors and that are located principally in the United States and Europe. For the quarter ended June 30, 2026, our first quarter of consolidated operations, we generated revenue of $1,110,112.

We acquired Flipside AI on April 1, 2026 through the purchase of 100% of the equity interests of Crestview BPO Pte. Ltd., a Singapore company subsequently renamed TaskAlpha Pte. Ltd. (“TaskAlpha”), which owns 100% of Flipside Digital Content Company, Inc. (“Flipside AI”), a corporation organized under the laws of the Republic of the Philippines and registered with the Philippine Economic Zone Authority. Before the acquisition, and throughout the Transition Period and the other periods covered by the financial statements in this Transition Report, we were a development stage enterprise with no revenue-generating operations. Our consolidated operations now consist principally of the operations of Flipside AI.

Our strategy is to build on the Flipside AI platform, which supplies the high-quality training data on which AI applications depend, and to expand through internal development and synergistic acquisitions of, and investments in, businesses and technologies in machine learning, artificial intelligence and enterprise AI.

Corporate Information

Nexscient, Inc. was incorporated in the State of Delaware on March 14, 2023. Effective for the transition period covered by this Transition Report, our fiscal year end is December 31. Prior to the change described in the Explanatory Note above, our fiscal year end was June 30. Our principal office is located at 2029 Century Park East, Suite 400, Los Angeles, CA 90067. Our telephone number is (310) 494-6620 and our e-mail contact is info@nexscient.com. Our website can be viewed at nexscient.ai. Information contained on, or accessible through, our website is not incorporated by reference into and does not form a part of this Transition Report.

Our wholly owned subsidiaries are TaskAlpha Pte. Ltd., a Singapore private limited company, and Flipside Digital Content Company, Inc., a Philippine corporation wholly owned by TaskAlpha.

Recent Developments

The financial statements included in this Transition Report are as of and for periods ended on or before December 31, 2025. The following developments occurred after the end of the Transition Period and are also described in Note 10 to the financial statements.

Acquisition of TaskAlpha and Flipside AI

On January 13, 2026, the Company entered into a Stock Purchase Agreement (as amended on March 30, 2026, the “Purchase Agreement”) with Arcadia Data Pte. Ltd. (“Arcadia”), Crestview BPO Pte. Ltd., Flipside AI and the selling shareholders named therein. The acquisition closed on April 1, 2026. The consideration transferred, measured for accounting purposes, was $2,609,694, consisting of $600,000 in cash, a $450,000 non-interest-bearing seller convertible note issued to Arcadia (recorded at a present value of $379,694 using an imputed rate of 9%), and 6,520,000 shares of common stock valued at $1,630,000, or $0.25 per share. An additional 326,000 shares valued at $81,500 were issued to the business broker and expensed as a transaction cost. The seller convertible note is payable in three annual installments of $150,000 on April 1, 2027, 2028 and 2029 and is convertible into common stock at $0.75 per share. In the acquisition the Company also acquired an Advance Payable Note in the principal amount of $840,000 delivered by Anthony De Luna, the founder and Chief Executive Officer of Flipside AI, secured by 1,120,000 of the acquisition shares held in escrow. The acquisition was accounted for as a business combination under ASC 805 with Nexscient as the accounting acquirer, resulting in provisional goodwill of $2,583,253 and identifiable intangible assets of $200,000. The closing was reported on a Current Report on Form 8-K filed April 1, 2026, and the audited financial statements of the acquired business and the pro forma financial information required by Rule 3-05 and Article 11 of Regulation S-X were filed on a Current Report on Form 8-K/A.

Management and board changes

On November 5, 2025, Michael J. Portera resigned as Chief Financial Officer and Fred E. Tannous, our Chief Executive Officer, was appointed Interim Chief Financial Officer. Effective April 1, 2026, Anthony De Luna was appointed Chief Technology Officer of the Company and a member of the Board of Directors, and Eric Sherb was appointed Chief Financial Officer and principal financial and accounting officer, serving under a consulting agreement between the Company and EMS Consulting Services, Inc., an entity controlled by Mr. Sherb. Effective June 30, 2026, Tarek N. Shoufani resigned as Chief Operating Officer and continues to serve as a non-employee director. Effective July 1, 2026, Jaime Fanlo was appointed to the Board of Directors as an independent director.

Financings

During the six months ended June 30, 2026, the Company sold 4,800,000 shares of common stock in private placements at $0.25 per share for aggregate gross proceeds of $1,200,000. On April 6, 2026, Arcadia advanced $200,000 to TaskAlpha under an unsecured loan bearing interest at 12% per annum, which matured on July 6, 2026 and has been extended to October 6, 2026 on its existing terms.

Settlement of deferred officer compensation

On June 30, 2026, the Company issued 816,000 shares of common stock to two of its officers in settlement of $204,000 of deferred wages, and paid $43,500 of deferred wages in cash.

Software impairment

During the quarter ended June 30, 2026, the Company recorded an impairment charge of $135,000, writing off in full the software acquired in February 2025, because following the acquisition of Flipside AI the Company is no longer pursuing commercialization of that software.

Director compensation

On July 1, 2026, the Company entered into director agreements with its three non-employee directors, Shoufani, Manlunas and Fanlo, and granted each of them 250,000 performance restricted stock units that vest upon the Company’s market capitalization reaching specified thresholds.

Change in fiscal year

See “Explanatory Note — Change in Fiscal Year” above.

Our Business — Flipside AI

Following the acquisition on April 1, 2026, our operating business is Flipside AI, which provides data curation, annotation and validation services that AI developers use to train, test and validate machine learning models. Flipside AI performs its services from its facilities in Quezon City, Metro Manila, Philippines, under master services agreements with its customers, and is registered with the Philippine Economic Zone Authority. Prior to the acquisition, the Company had no revenue-generating operations, and none of the financial statements included in this Transition Report reflect the operations of Flipside AI.

Services

Flipside AI’s services consist of human-in-the-loop data engineering for AI systems, including:

•	2D and 3D annotation — bounding boxes, polygons, semantic and instance segmentation, and keypoint labeling of image data;

•	LiDAR and sensor fusion annotation — labeling of point-cloud data and fused camera, LiDAR and radar data used by autonomous vehicle and robotics developers;

•	Video and temporal annotation — frame-by-frame and object-tracking annotation of video sequences;

•	Vision-Language-Action (VLA) captioning and reasoning — natural-language captioning, question-and-answer and reasoning annotation used to train multimodal and physical AI models; and

•	Data collection — sourcing and structuring of raw data sets to customer specifications.

Services are delivered as a single performance obligation satisfied over time as annotation work is performed, generally under master services agreements and project statements of work with payment terms of 30 to 60 days. Revenue is recognized as the work is performed. For the quarter ended June 30, 2026, Flipside AI generated revenue of $1,110,112 with a gross margin of approximately 39%; cost of revenue consists principally of direct labor, consultancy fees and facility costs of the Philippine operations.

Customers and Markets

Flipside AI’s customers consist principally of AI companies operating in the autonomous driving, robotics and geospatial sectors, including global automotive OEMs, Tier-1 suppliers and developers of autonomous vehicle and physical AI systems. Revenue is attributed to the country in which the customer is located; for the quarter ended June 30, 2026, approximately half of revenue was derived from customers in the United States and half from customers in Europe, principally Finland, Sweden, the United Kingdom and Belgium. Revenue is concentrated: four customers each accounted for 10% or more of revenue for that quarter and 76% of revenue in the aggregate. The loss of, or a significant reduction in work from, any of these customers would have a material adverse effect on our results of operations.

We believe demand for high-quality annotated training data will continue to grow as AI models become more specialized and as physical AI applications — autonomous vehicles, robotics and geospatial intelligence — move from research into production. Preparing high-quality data remains one of the most time- and resource-intensive parts of developing AI systems, and many data teams lack the capacity to perform annotation and transformation at scale, which leads them to engage external partners with domain expertise and secure infrastructure.

Operations and Delivery

Flipside AI operates from leased facilities in the Philippines and employs its annotation, quality assurance, project management and administrative personnel directly. Work is performed on customer data under contractual confidentiality and data-handling requirements, with quality controlled through layered review and customer acceptance procedures. Flipside AI uses a combination of proprietary and third-party annotation tooling and operates in U.S. dollars, euros and pounds sterling with its customers while incurring substantially all of its costs in Philippine pesos, which exposes us to foreign currency risk.

Sales and Marketing

Flipside AI acquires customers principally through the industry relationships of its management, referrals from existing customers and direct outreach to AI developers in its target sectors. Our Chief Technology Officer, Anthony De Luna, who founded Flipside AI, leads customer development and is entitled under his employment agreement to a commission on revenue from customers he introduces. We intend to expand relationships with existing customers through a “land-and-expand” approach, to add new customers in the autonomous driving, robotics and geospatial sectors, and to develop new service capabilities around emerging customer needs and advances in AI technologies.

Competition

We operate in a highly competitive landscape that includes both specialized AI data service providers and large-scale information technology services firms. Key competitors include Appen, CloudFactory, Surge AI, Innodata, Invisible Technologies, Turing, Deepen.ai, Telus International, Sama and Scale AI, several of which are well-established players with significant market presence. In addition, we compete with global technology service providers such as Cognizant Technology Solutions, EXL, Genpact, Infosys and Tata Consultancy Services. Substantially all of our competitors have significantly greater financial, technical, marketing and other resources than we do. We intend to differentiate ourselves through the quality and domain specialization of Flipside AI’s work in sensor-fusion and physical AI data, cost-effective delivery from the Philippines, and our management’s global domain expertise.

Growth Strategy

Our growth strategy is to build on the Flipside AI platform by expanding its customer base and service capabilities, and to pursue additional acquisitions of, and investments in, synergistic businesses and technologies that can be integrated into a global collaborative network of AI-enabled intelligent enterprise solutions. We intend over time to shift the mix of our offerings from services toward technology-enabled, repeatable solutions, including AI data operations-as-a-service, which we expect would produce relatively higher recurring margins. Our ability to execute this strategy depends on our access to capital, as described in Item 7 and Note 3 to the financial statements.

Intellectual Property

Flipside AI relies on a combination of contractual provisions, confidentiality procedures, proprietary annotation tooling and workflows, and, where applicable, trade secret and copyright law to protect its proprietary technology and its customers’ data. In February 2025, the Company acquired software from i2 Analytics, Inc. pursuant to a Software Purchase Agreement; as of December 31, 2025, the acquired software had a carrying value of $135,000 and had not been placed in service. Following the acquisition of Flipside AI, the Company determined that it would no longer pursue commercialization of that software and wrote it off in full during the quarter ended June 30, 2026. We do not currently hold any issued patents. “Nexscient” is a registered trademark of the Company.

Human Capital

As of December 31, 2025, we had no full-time employees other than our executive officers, and we relied on independent contractors and consultants for software development, accounting and other functions. Following the acquisition of Flipside AI on April 1, 2026, substantially all of our employees are employed by Flipside AI in the Philippines. Flipside AI employs its data annotation and production, quality assurance, project management and administrative personnel directly. Flipside AI maintains an unfunded defined benefit retirement plan for its employees as required by Philippine law. Our executive officers are our Chief Executive Officer, who serves without a written employment agreement, our Chief Technology Officer, who serves under an employment agreement, and our Chief Financial Officer, who serves under a consulting agreement.

Government Regulation

We are subject to laws and regulations of general applicability, including those relating to data privacy and security, employment, taxation and the securities laws. The operations of Flipside AI in the Philippines subject us to Philippine labor, tax, data protection and foreign exchange regulations, including the requirements of the Philippine Economic Zone Authority under which Flipside AI is registered and the Data Privacy Act of 2012. Our customers’ contracts frequently impose confidentiality and data-handling obligations with which we must comply. We are also subject to reporting obligations under the Exchange Act.

Emerging Growth Company and Smaller Reporting Company Status

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As an emerging growth company, we may take advantage of specified reduced reporting and other requirements that are otherwise applicable to public companies. Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. The Company has elected not to opt out of the extended transition period. As a result, our financial statements may not be comparable to those of companies that comply with new or revised accounting pronouncements as of public company effective dates.

We are also a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act and have elected to provide scaled disclosure in reliance on that status, including the omission of the disclosure otherwise required by Item 1A and Item 7A of this form.

Available Information

We file annual, quarterly and current reports and other information with the Securities and Exchange Commission (the “SEC”). The SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk Management and Strategy

Our information systems consist of commercially available, third-party hosted productivity, accounting and communications applications used by our corporate office, and the production, data storage and communications infrastructure operated by Flipside AI in the Philippines to deliver annotation and data services to its customers. Because Flipside AI handles customer-owned data, including sensor and imagery data, under contractual confidentiality and data-handling obligations, the security of that infrastructure is important to our business.

We do not currently maintain a formal, enterprise-wide, documented cybersecurity risk management program, and we have not adopted written policies and procedures at the parent-company level for assessing, identifying and managing material risks from cybersecurity threats. At Flipside AI, access to customer data is controlled through role-based permissions, secured facilities and network controls, and customer-specified handling requirements, and the operations team monitors for and responds to security events as they arise. We have not engaged third-party assessors, consultants or auditors in connection with any cybersecurity risk assessment, and we do not have a formal program to oversee and identify risks from cybersecurity threats associated with our use of third-party service providers.

As of the date of this Transition Report, we are not aware of any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations or financial condition. However, our limited resources and the absence of a formal program mean that a cybersecurity incident affecting us, Flipside AI or our service providers could go undetected for a period of time and could have a disproportionate effect on our operations, customer relationships, financial reporting and reputation.

Governance

Our Board of Directors as a whole has oversight responsibility for risks from cybersecurity threats; we do not have a separate audit committee or a director designated with specific cybersecurity expertise. Management responsibility for assessing and managing material risks from cybersecurity threats rests with our Chief Executive Officer and, with respect to the operations of Flipside AI, our Chief Technology Officer, who report to the Board on such matters as circumstances warrant rather than on a fixed schedule. We intend to formalize our cybersecurity risk management processes and Board reporting as our operations and resources expand.

Item 2. Properties.

Our executive offices are located at 2029 Century Park East, Suite 400, Los Angeles, CA 90067. In November 2025, the Company entered into a lease agreement for this office space. The lease commenced on November 1, 2025 and expires on October 31, 2027, with monthly rent of $1,815 throughout the lease term. This lease replaced the Company’s prior office arrangement, which expired on October 31, 2025. Flipside AI leases office space and parking facilities in the Philippines under operating leases with remaining terms of approximately one to three years, from which it conducts its production operations. We do not own any real property. We believe our current facilities are adequate for our present needs and that additional space would be available on commercially reasonable terms if required.

Item 3. Legal Proceedings.

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

As of the date of this Transition Report, we know of no material existing or pending legal proceedings against the Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company’s common stock was approved for trading on the OTCQB on August 2, 2024 and is quoted under the symbol “NXNT.” The following table sets forth the range of the high and low sale prices of the common stock for the periods indicated. Because the Company changed its fiscal year end from June 30 to December 31 as described in the Explanatory Note above, the periods below are presented on a calendar-quarter basis. The quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions. Consequently, the information provided below may not be indicative of our common stock price under different conditions.

Calendar Quarter Ended	High	Low
Fiscal Year Ending December 31, 2026 (through the date of this report)
March 31, 2026	$3.70	$0.20
June 30, 2026	0.51	0.13

Transition Period (July 1, 2025 – December 31, 2025)
September 30, 2025	2.00	0.20
December 31, 2025	0.75	0.15

Fiscal Year Ended June 30, 2025
September 30, 2024	0.01	0.01
December 31, 2024	0.25	0.25
March 31, 2025	1.01	0.55
June 30, 2025	2.00	0.27

Holders

As of December 31, 2025, there were 21,663,312 shares of common stock issued and outstanding. As of August 14, 2026, there were 34,564,312 shares of common stock issued and outstanding held by 93 holders of record (as of July 2, 2026, per the Company’s transfer agent). The number of holders of record does not include beneficial owners whose shares are held in street name by brokers, banks and other nominees.

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

Securities Authorized for Issuance Under Equity Compensation Plans

None. The Company does not maintain any equity compensation plan under which equity securities are authorized for issuance.

Recent Sales of Unregistered Securities

During the Transition Period, the Company issued the following securities that were not registered under the Securities Act:

•	In November 2025, the Company issued 300,000 shares of common stock valued at $75,000 to Tekcapital, PLC as consideration for consulting services under a Strategic Alliance Agreement.

•	During the quarter ended December 31, 2025, the Company issued 40,000 shares of common stock for cash proceeds of $10,000 in a private placement.

•	During the Transition Period, the Company issued unsecured 9% convertible debentures in the aggregate principal amount of $50,000 for cash.

Each of the foregoing issuances was made in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act and/or Rule 506(b) of Regulation D promulgated thereunder, to persons the Company reasonably believed to be accredited investors, without any general solicitation or advertising, and the securities issued bear a restrictive legend.

The Company’s issuances of unregistered securities after December 31, 2025, consisting of the shares issued in private placements, in the acquisition of Flipside AI, for services and in settlement of deferred wages, were reported in the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2026 and June 30, 2026 and are described in Note 10 to the financial statements.

Issuer Purchases of Equity Securities

None.

Transfer Agent

Nexscient, Inc. has appointed VStock Transfer, LLC as its transfer agent. VStock’s address is 18 Lafayette Place, Woodmere, NY 11598.

Penny Stock Regulation

Our common stock is subject to the “penny stock” rules of the SEC. Penny stocks generally are equity securities with a price of less than $5.00 per share other than securities registered on national securities exchanges. The penny stock rules impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors. For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and must have received the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a disclosure schedule prescribed by the SEC relating to the penny stock market. Because of these rules, broker-dealers may be restricted in their ability to sell the Company’s common stock, which may affect the ability of holders to resell their shares.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes included elsewhere in this Transition Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements. See “Special Note Regarding Forward-Looking Statements.”

Overview

Nexscient, Inc. is an emerging growth company building a global collaborative network of AI-enabled intelligent enterprise solutions and technologies through internal development, synergistic acquisitions, and capital investments in companies involved in machine learning, artificial intelligence, and Industrial Internet of Things technologies. During the Transition Period and each of the other periods presented in this Transition Report, we were a development stage enterprise and had not generated any revenue. On April 1, 2026, we acquired TaskAlpha and Flipside AI, a data engineering business, and our consolidated results from that date consist principally of the operations of Flipside AI. Those results are reported in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 and are not reflected in the financial statements included in this Transition Report, which cover periods ended on or before December 31, 2025.

Change in fiscal year and basis of comparison

As described in the Explanatory Note above, on June 25, 2026 our Board of Directors approved a change in our fiscal year end from June 30 to December 31. This Transition Report covers the six-month transition period from July 1, 2025 to December 31, 2025.

The Transition Period is a six-month period, while each of the fiscal years ended June 30, 2025 and June 30, 2024 is a twelve-month period. A comparison of the Transition Period to either fiscal year would not be meaningful. Accordingly, the discussion below compares the audited six months ended December 31, 2025 to the unaudited six months ended December 31, 2024, and separately discusses the fiscal year ended June 30, 2025 compared to the fiscal year ended June 30, 2024. Our operations are not seasonal in nature; because we have not generated revenue, the length of the reporting period affects primarily the level of operating expenses recognized rather than any seasonal pattern.

Results of operations — six months ended December 31, 2025 (Transition Period) compared with six months ended December 31, 2024 (unaudited)

	Six Months Ended December 31, 2025	Six Months Ended December 31, 2024 (Unaudited)	Increase / (Decrease)
Revenues	$-	$-	$-

Research and development	21,000	79,864	(58,864)
General and administrative	271,398	201,184	70,214
Total operating expenses	292,398	281,048	11,350
Interest expense	24,070	6,341	17,729
Net loss	$(316,468)	$(287,389)	$(29,079)

Revenues. We were in our development stage and did not generate any revenue during the six months ended December 31, 2025 or the six months ended December 31, 2024.

Research and development. Research and development expenses were $21,000 for the six months ended December 31, 2025, compared to $79,864 for the six months ended December 31, 2024, a decrease of $58,864, or 74%. The decrease reflects reduced third-party development activity on the Company’s platform as management redirected resources toward identifying and evaluating acquisition candidates, which culminated in the acquisition of Flipside AI in April 2026.

General and administrative. General and administrative expenses were $271,398 for the six months ended December 31, 2025, compared to $201,184 for the six months ended December 31, 2024, an increase of $70,214, or 35%. The increase was primarily attributable to higher non-cash consulting expense recognized on shares issued for services and to accrued officer compensation, partially offset by lower cash professional fees. Of total general and administrative expenses, $48,167 and $24,000 for the six months ended December 31, 2025 and 2024, respectively, represented non-cash amortization of prepaid stock-based compensation.

Interest expense. Interest expense was $24,070 for the six months ended December 31, 2025, compared to $6,341 for the six months ended December 31, 2024, and consists entirely of interest accrued on the Company’s 9% convertible debentures. The increase reflects the higher average principal amount of debentures outstanding, which grew from $265,000 at December 31, 2024 to $530,000 at December 31, 2025.

Net loss. Net loss was $316,468 for the six months ended December 31, 2025, compared to $287,389 for the six months ended December 31, 2024, an increase of $29,079, or 10%, principally as a result of the explanations described above.

Results of operations — fiscal year ended June 30, 2025 compared with fiscal year ended June 30, 2024

	Year Ended June 30, 2025	Year Ended June 30, 2024	Increase / (Decrease)
Revenues	$-	$-	$-

Research and development	97,364	205,286	(107,922)
General and administrative	390,678	732,306	(341,628)
Total operating expenses	488,042	937,592	(449,550)
Interest expense	41,662	-	41,662
Net loss	$(529,704)	$(937,592)	$407,888

During the fiscal years ended June 30, 2025 and 2024, we incurred total operating expenses of $488,042 and $937,592, respectively, a decrease of $449,550, or 48%, as a result of reducing project development expenses and focusing on identifying acquisition candidates. Of these totals, $39,708 and $303,000, respectively, represented non-cash expense related to shares issued to consultants and advisors in lieu of cash. Interest expense of $41,662 in fiscal 2025 consists of $21,392 accrued on the 9% convertible debentures and $20,270 of amortization of the debt discount on a related-party loan issued with common shares. Net loss decreased from $937,592 in fiscal 2024 to $529,704 in fiscal 2025, a decrease of $407,888, or 44%.

Liquidity and capital resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Through December 31, 2025, we financed our operations primarily through sales of common stock and the issuance of convertible debentures. We had not generated any revenue and incurred losses in every period since inception.

	December 31, 2025	June 30, 2025
Cash	$28,459	$100,470
Total current assets	115,084	160,262
Total current liabilities	485,500	64,877
Working capital (deficit)	$(370,416)	$95,385

Accumulated deficit	$(1,877,530)	$(1,561,062)
Total stockholders’ equity (deficit)	$(496,098)	$(264,630)

As of December 31, 2025, we had cash of $28,459, a working capital deficit of $370,416, and an accumulated deficit of $1,877,530, and we had no revenue to cover our operating costs. This compares to cash of $100,470 and working capital of $95,385 as of June 30, 2025. The deterioration in working capital during the Transition Period resulted principally from the reclassification of $265,000 of convertible debentures from long-term to current as those debentures approached their two-year maturity, an increase of $102,000 in deferred officer wages payable, and the continued use of cash in operations.

As of December 31, 2025, the Company had $530,000 aggregate principal amount of unsecured 9% convertible debentures outstanding, of which $265,000 was classified as current and $265,000 as long-term, together with $45,462 of accrued and unpaid interest thereon. Our monthly cash operating burn during the Transition Period averaged approximately $22,000.

Developments since December 31, 2025. Our liquidity position and capital resources have changed substantially since the end of the Transition Period. During the six months ended June 30, 2026, we sold 4,800,000 shares of common stock in private placements for gross proceeds of $1,200,000, paid $600,000 in cash at the closing of the Flipside AI acquisition, and began consolidating the operations of Flipside AI. As reported in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, at that date we had consolidated cash of $489,216 and a working capital deficit of $484,674. Our consolidated obligations at June 30, 2026 included the $530,000 of convertible debentures, all of which mature within twelve months of that date; the seller convertible note, of which the first $150,000 installment is due April 1, 2027; borrowings of Flipside AI from Philippine financial institutions and individual lenders of $607,918, of which $558,700 matures within twelve months; and the $200,000 loan from Arcadia, which matured on July 6, 2026 and has been extended to October 6, 2026. Flipside AI generated revenue of $1,110,112 and was profitable for the quarter ended June 30, 2026. Our ability to fund operations and meet these obligations depends on the cash generated by Flipside AI, the renewal or refinancing of the subsidiary’s borrowings as they mature, and our continued access to additional capital. See “Going Concern” below and Note 3 to the financial statements.

Cash flows

	Six Months Ended December 31, 2025	Six Months Ended December 31, 2024 (Unaudited)	Year Ended June 30, 2025	Year Ended June 30, 2024
Net cash used in operating activities	$(132,011)	$(261,779)	$(407,834)	$(645,452)
Net cash used in investing activities	-	-	(47,500)	-
Net cash provided by financing activities	60,000	265,000	480,000	518,797
Net increase (decrease) in cash	$(72,011)	$3,221	$24,666	$(126,655)

Operating activities. Net cash used in operating activities was $132,011 for the six months ended December 31, 2025, compared to $261,779 for the six months ended December 31, 2024, a decrease of $129,768, or 50%. The decrease resulted principally from officer compensation being deferred and accrued rather than paid in cash during the Transition Period, which reduced cash used in operations by $102,000 relative to the prior-year period, together with $24,070 of accrued but unpaid debenture interest and $48,167 of non-cash amortization of prepaid stock-based compensation.

Investing activities. There were no investing activities during the six months ended December 31, 2025 or the six months ended December 31, 2024. For the fiscal year ended June 30, 2025, net cash used in investing activities was $47,500, representing partial cash consideration for the purchase of software.

Financing activities. Net cash provided by financing activities was $60,000 for the six months ended December 31, 2025, consisting of $50,000 from the issuance of convertible debentures and $10,000 from the sale of common stock. For the six months ended December 31, 2024, net cash provided by financing activities was $265,000 from the issuance of convertible debentures.

Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company had not generated any revenue through December 31, 2025, incurred losses in every period since inception resulting in an accumulated deficit of $1,877,530 as of December 31, 2025, and had a working capital deficit of $370,416 as of that date. The acquisition of Flipside AI on April 1, 2026 introduced revenue-generating operations, and the subsidiary was profitable for the quarter ended June 30, 2026; however, at June 30, 2026 the Company had current liabilities in excess of current assets, including the convertible debentures, the short-term borrowings of Flipside AI and the Arcadia loan described above, and the Company expects to continue to require capital to service those obligations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date the financial statements included in this Transition Report are issued.

Management’s plans include applying cash generated by the operations of Flipside AI to the servicing and repayment of these obligations, pursuing the renewal or refinancing of the subsidiary’s borrowings as they mature, and raising additional capital through the sale of equity securities or the issuance of convertible debt. The Company has historically funded its operations through private placements of common stock and the issuance of convertible debentures. After considering these plans, management concluded that substantial doubt about the Company’s ability to continue as a going concern has not been alleviated. There can be no assurance that any such financing will be available on acceptable terms, or at all. The financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts or to the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-balance sheet arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Contractual obligations

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Critical accounting policies and estimates

See Note 2 — Summary of Significant Accounting Policies in the notes to the financial statements included in this Transition Report for a description of our significant accounting policies.

For the periods presented in this Transition Report, our critical accounting estimate relates to the valuation of common stock issued in non-cash transactions. Following the acquisition of Flipside AI, our critical accounting estimates also include the provisional fair values assigned to the assets acquired and liabilities assumed, including the fair value of the Advance Payable Note, the imputed discount on the seller convertible note, the allowance for credit losses and the retirement benefit obligation, as described in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026. The valuation of shares was based on shares of common stock sold for cash during the periods presented, as the Company’s stock is thinly traded and not considered an active market. Management estimated the fair value to be $0.25 per share for share issuances during the Transition Period and during the fiscal year ended June 30, 2025. A different fair value estimate would change the amount of non-cash expense recognized and the corresponding amount credited to additional paid-in capital, but would not affect cash flows, total stockholders’ equity (deficit), or total assets.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and stockholders of Nexscient, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Nexscient, Inc. (the “Company”) as of December 31, 2025, June 30, 2025 and 2024 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the six months ended December 31, 2025 and the years ended June 30, 2025 and 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, June 30, 2025 and 2024, and the results of its operations and its cash flows for the six months ended December 31, 2025 and the years ended June 30, 2025 and 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has historically incurred losses and has not generated revenues, has a working capital deficit, and has debt instruments coming due within one year, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Newport Beach, California

September 23, 2026

NEXSCIENT, INC.

Balance Sheets

	December 31, 2025	June 30, 2025	June 30, 2024
ASSETS
Current assets:
Cash	$28,459	$100,470	$75,804
Prepaid expenses	86,625	59,792	24,000
Total current assets	115,084	160,262	99,804
Right of use asset	37,431	6,377	24,579
Software	135,000	135,000	-
Total assets	$287,515	$301,639	$124,383

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$25,220	$15,000	$18,000
Deferred wages payable	145,500	43,500	-
Accrued interest payable, current portion	30,000	-	-
Convertible debentures, current portion	265,000	-	-
Right of use liability, current portion	19,780	6,377	18,203
Total current liabilities	485,500	64,877	36,203
Accrued interest payable, net of current portion	15,462	21,392	-
Convertible debentures, net of current portion	265,000	480,000	-
Right of use liability, net of current portion	17,651	-	6,376
Total liabilities	$783,613	$566,269	$42,579

Commitments and contingencies (Note 7)

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding at December 31, 2025, June 30, 2025 and June 30, 2024	-	-	-
Common stock, $0.001 par value, 75,000,000 shares authorized, 21,663,312, 21,323,312 and 20,421,312 shares issued and outstanding at December 31, 2025, June 30, 2025 and June 30, 2024, respectively	21,663	21,323	20,421
Additional paid-in capital	1,359,769	1,275,109	1,092,741
Accumulated deficit	(1,877,530)	(1,561,062)	(1,031,358)
Total stockholders’ equity (deficit)	$(496,098)	$(264,630)	$81,804

Total liabilities and stockholders’ equity (deficit)	$287,515	$301,639	$124,383

The accompanying notes are an integral part of these financial statements.

NEXSCIENT, INC.

Statements of Operations

	Six Months Ended December 31, 2025	Six Months Ended December 31, 2024 (Unaudited)	Year Ended June 30, 2025	Year Ended June 30, 2024
Revenues	$-	$-	$-	$-

Operating expenses:
Research and development	21,000	79,864	97,364	205,286
General and administrative	271,398	201,184	390,678	732,306
Total operating expenses	292,398	281,048	488,042	937,592

Loss from operations	(292,398)	(281,048)	(488,042)	(937,592)

Other expense:
Interest expense	(24,070)	(6,341)	(41,662)	-
Total other expense	(24,070)	(6,341)	(41,662)	-

Loss before income taxes	(316,468)	(287,389)	(529,704)	(937,592)
Provision for income taxes	-	-	-	-
Net loss	$(316,468)	$(287,389)	$(529,704)	$(937,592)

Net loss per common share — basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.05)
Weighted average common shares outstanding — basic and diluted	21,416,427	20,421,312	20,681,997	20,025,253

The accompanying notes are an integral part of these financial statements.

NEXSCIENT, INC.

Statements of Stockholders’ Equity (Deficit)

	Preferred Shares	Preferred Stock Amount	Common Shares	Common Stock Amount	Additional Paid-In Capital	Subscriptions Receivable	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance, June 30, 2023	-	$-	16,528,000	$16,528	$404,837	$(154,500)	$(93,766)	$173,099
Stock issued for services	-	-	1,736,000	1,736	325,264	-	-	327,000
Stock issued for cash	-	-	2,157,312	2,157	362,640	154,500	-	519,297
Net loss	-	-	-	-	-	-	(937,592)	(937,592)
Balance, June 30, 2024	-	$-	20,421,312	$20,421	$1,092,741	$-	$(1,031,358)	$81,804
Stock issued for services	-	-	302,000	302	75,198	-	-	75,500
Stock issued for software	-	-	350,000	350	87,150	-	-	87,500
Stock issued with debt	-	-	250,000	250	20,020	-	-	20,270
Net loss	-	-	-	-	-	-	(529,704)	(529,704)
Balance, June 30, 2025	-	$-	21,323,312	$21,323	$1,275,109	$-	$(1,561,062)	$(264,630)
Shares issued for services	-	-	300,000	300	74,700	-	-	75,000
Shares issued for cash	-	-	40,000	40	9,960	-	-	10,000
Net loss — six-month transition period	-	-	-	-	-	-	(316,468)	(316,468)
Balance, December 31, 2025	-	$-	21,663,312	$21,663	$1,359,769	$-	$(1,877,530)	$(496,098)

Unaudited — Six Months Ended December 31, 2024 (Comparative Period)

	Preferred Shares	Preferred Stock Amount	Common Shares	Common Stock Amount	Additional Paid-In Capital	Subscriptions Receivable	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance, June 30, 2024	-	$-	20,421,312	$20,421	$1,092,741	$-	$(1,031,358)	$81,804
Net loss — six months ended December 31, 2024	-	-	-	-	-	-	(287,389)	(287,389)
Balance, December 31, 2024	-	$-	20,421,312	$20,421	$1,092,741	$-	$(1,318,747)	$(205,585)

The accompanying notes are an integral part of these financial statements.

NEXSCIENT, INC.

Statements of Cash Flows

	Six Months Ended December 31, 2025	Six Months Ended December 31, 2024 (Unaudited)	Year Ended June 30, 2025	Year Ended June 30, 2024
Cash flows from operating activities:
Net loss	$(316,468)	$(287,389)	$(529,704)	$(937,592)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services and amortization of prepaid stock-based compensation	48,167	24,000	39,708	303,000
Amortization of debt discount	-	-	20,270	-
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	10,220	(4,731)	(3,000)	(10,860)
Deferred wages payable	102,000	-	43,500	-
Accrued interest on convertible debentures	24,070	6,341	21,392	-
Net cash used in operating activities	(132,011)	(261,779)	(407,834)	(645,452)

Cash flows from investing activities:
Purchase of software	-	-	(47,500)	-
Net cash used in investing activities	-	-	(47,500)	-

Cash flows from financing activities:
Proceeds from shares issued for cash	10,000	-	-	519,297
Proceeds from convertible debentures issued for cash	50,000	265,000	480,000	-
Loan proceeds from related party	-	-	30,000	-
Repayment of loan from related party	-	-	(30,000)	(500)
Net cash provided by financing activities	60,000	265,000	480,000	518,797

Net increase (decrease) in cash	(72,011)	3,221	24,666	(126,655)
Cash at beginning of period	100,470	75,804	75,804	202,459
Cash at end of period	$28,459	$79,025	$100,470	$75,804

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-	$-	$-
Cash paid for interest	$-	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Shares issued for prepaid consulting services	$75,000	-
Shares issued for software purchase	-	-	$87,500	-
Shares issued with related party debt	-	-	$20,270	-
Right of use asset obtained in exchange for lease liability	$40,586	-	-	$27,482

The accompanying notes are an integral part of these financial statements.

NEXSCIENT, INC.

Notes to Financial Statements

NOTE 1 — ORGANIZATION, DESCRIPTION OF BUSINESS AND CHANGE IN FISCAL YEAR

Nexscient, Inc. (the “Company”) was incorporated in the State of Delaware on March 14, 2023. The Company is an emerging growth company building a global collaborative network of AI-enabled intelligent enterprise solutions and technologies through internal development, synergistic acquisitions, and capital investments in companies involved in machine learning, artificial intelligence, and Industrial Internet of Things technologies. The Company’s headquarters are in Los Angeles, California. Through December 31, 2025, the Company had not commenced planned principal operations and had generated no revenue since inception. On April 1, 2026, the Company acquired TaskAlpha Pte. Ltd. and its wholly owned Philippine subsidiary, Flipside Digital Content Company, Inc., as described in Note 10. The accompanying financial statements are those of Nexscient, Inc. alone and do not reflect the acquired business, which is consolidated from April 1, 2026.

Change in fiscal year

On June 25, 2026, the Company’s Board of Directors approved a change in the Company’s fiscal year end from June 30 to December 31. The change was reported on a Current Report on Form 8-K filed under Item 5.03. In accordance with Rule 13a-10 under the Securities Exchange Act of 1934, as amended, the Company is filing this transition report on Form 10-KT covering the six-month transition period from July 1, 2025 to December 31, 2025 (the “Transition Period”). Following the Transition Period, the Company’s fiscal year begins on January 1 and ends on December 31.

A change in fiscal year end is not a change in accounting principle or a change in accounting estimate as those terms are used in Accounting Standards Codification (“ASC”) Topic 250, Accounting Changes and Error Corrections. Accordingly, no retrospective adjustment has been made to previously reported amounts as a result of the change, and the change had no effect on the Company’s financial position, results of operations or cash flows for any period presented.

These financial statements present the audited balance sheets as of December 31, 2025, June 30, 2025 and June 30, 2024, and the audited statements of operations, stockholders’ equity (deficit) and cash flows for the six-month Transition Period ended December 31, 2025 and for the years ended June 30, 2025 and 2024. The statements of operations, stockholders’ equity (deficit) and cash flows for the six months ended December 31, 2024 are unaudited and are presented for comparative purposes only. In the opinion of management, the unaudited comparative information reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for that period. The Transition Period comprises six months, while each of the fiscal years ended June 30, 2025 and 2024 comprises twelve months, and accordingly the amounts presented are not directly comparable.

Revision of unaudited comparative period

In the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2025, $265,000 of financing proceeds received during the six months ended December 31, 2024 was captioned as proceeds from shares issued for cash, and interest that accrued on the Company’s 9% convertible debentures for that period was included within general and administrative expenses. Certain prior period reclassifications have been made to conform to the current period presentation. In these financial statements the $265,000 has been presented as proceeds from convertible debentures issued for cash, consistent with the audited statement of cash flows for the year ended June 30, 2025, and interest of $6,341 that accrued on the debentures during the six months ended December 31, 2024 has been reclassified from general and administrative expenses to interest expense for that period. These reclassifications have no effect on net loss for any period, on net cash flows, or on the balances as of June 30, 2025 or December 31, 2025.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“US GAAP”). Effective for the Transition Period, the Company’s fiscal year end is December 31.

Risks and uncertainties

The Company has a limited operating history and has not generated revenue from its intended operations. The Company’s business and operations are sensitive to general business and economic conditions in the United States and worldwide, along with local, state, and federal governmental policy decisions. A host of factors beyond the Company’s control could cause fluctuations in these conditions, including increased inflation and interest rates; the effects of increased competition and innovation by new and existing competitors; the Company’s ability to attract new clients and generate revenue; its ability to attract and retain highly skilled professionals at cost-effective rates; its ability to penetrate new industry verticals and geographies; and its ability to identify acquisition targets, consummate acquisitions and successfully integrate acquired businesses and personnel. Adverse developments in these conditions could have a material adverse effect on the Company’s financial condition and results of operations.

Use of estimates

In preparing financial statements in conformity with US GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made. However, actual results could differ materially from those estimates. Significant estimates include the fair value of common stock issued in non-cash transactions and the incremental borrowing rate used to measure lease liabilities.

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

The Company did not generate revenue from its intended operations during the Transition Period or during the years ended June 30, 2025 and 2024, and accordingly no revenue was recognized in the periods presented. Following the acquisition of Flipside AI on April 1, 2026, substantially all revenue is generated by Flipside AI from data engineering and content services. Services are provided under arrangements that represent a single performance obligation satisfied over time as the services are rendered, and revenue is recognized as the work is performed. Payment terms are generally 30 to 60 days from invoice and contracts do not contain significant financing components, variable consideration or rights of return. See Note 10.

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash. As of December 31, 2025, June 30, 2025 and June 30, 2024, substantially all of the Company’s cash was held by major financial institutions located in the United States, which at times may exceed federally insured limits.

Cash

The Company considers all highly liquid investments with original or remaining maturities of three months or less on the purchase date to be cash equivalents. As of December 31, 2025, June 30, 2025 and June 30, 2024, the Company did not have any cash equivalents.

Fair value of financial instruments

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are classified and disclosed in one of the following three levels of the fair value hierarchy:

•	Level 1 — inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

•

Level 2 — inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 — inputs to the valuation methodology are unobservable and significant to the fair value measurement.

For cash and accounts payable, it is management’s opinion that the carrying values are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization.

Software

Software is stated at cost less accumulated amortization and is amortized using the straight-line method over the estimated useful life of the asset. The estimated useful life of the Company’s software asset is three years; however, amortization will not commence until the software has been placed in service. As of December 31, 2025 and June 30, 2025, the software had not been placed in service and no amortization had been recorded. See Note 4.

Impairment of long-lived assets

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. There were no impairments recorded during the Transition Period or the years ended June 30, 2025 and 2024. See Note 10 regarding the impairment of the Company’s software recognized in the quarter ended June 30, 2026.

Leases

The Company determines if an arrangement is a lease at inception. Operating right-of-use assets and lease liabilities are included on the balance sheet. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Right-of-use assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The Company uses its incremental borrowing rate, based on information available at the commencement date, in determining the present value of future lease payments. Operating lease expense is recognized on a straight-line basis over the term of the lease.

Convertible instruments

The Company evaluates convertible debt instruments under ASC 470-20, Debt with Conversion and Other Options, to determine whether the instrument includes embedded features that must be separately accounted for as a derivative. The Company assesses whether an embedded conversion feature requires bifurcation under ASC 815-15, Embedded Derivatives, and ASC 815-40, Contracts in Entity’s Own Equity. Based on its evaluation, the Company concluded that the conversion features embedded in its convertible debentures do not require bifurcation.

Research and development

Research and development costs include costs to develop and refine technological processes used to carry out business operations, and are expensed as incurred. The Company enters into agreements with third-party developers for development services. During the preliminary project stage and prior to the application development stage of a product, the Company records any costs incurred by third-party developers as research and development expense. Research and development costs were $21,000 for the six months ended December 31, 2025, $79,864 for the six months ended December 31, 2024 (unaudited), $97,364 for the year ended June 30, 2025, and $205,286 for the year ended June 30, 2024.

Deferred offering costs

The Company complies with the requirements of ASC 340-10-S99-1 with regard to offering costs. Prior to the completion of an offering, offering costs are capitalized. Deferred offering costs are charged to additional paid-in capital or recorded as a discount to debt, as applicable, upon completion of an offering, or expensed if the offering is not completed.

Stock-based compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation — Stock Compensation. The Company measures all stock-based awards granted to employees, directors and non-employee consultants based on the fair value on the date of grant and recognizes compensation expense for those awards over the requisite service period, which is generally the vesting or service period of the respective award. Shares issued in advance of services being rendered are recorded as prepaid expense and amortized to expense over the service period. The Company classifies stock-based compensation expense in its statement of operations in the same manner in which the award recipient’s costs are classified. The Company has elected to account for forfeitures as they occur.

Income taxes

The Company uses the asset and liability method of accounting for income taxes pursuant to ASC 740, Income Taxes. Deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Valuation allowances are provided for deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize their benefits or that future deductibility is uncertain.

Net loss per share

Basic net loss per share is computed by dividing the net loss available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed similarly except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and were dilutive. Potentially dilutive securities are excluded from the computation of diluted net loss per share if their inclusion would be anti-dilutive. The following potentially dilutive securities were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive:

	December 31, 2025	December 31, 2024 (Unaudited)	June 30, 2025	June 30, 2024
Shares issuable upon conversion of convertible debentures	1,060,000	530,000	960,000	-
Total	1,060,000	530,000	960,000	-

Shares issuable upon conversion are computed using the $0.50 per share floor conversion price applicable to the debentures.

Segments

In accordance with ASC 280, Segment Reporting, the Company’s chief operating decision maker (“CODM”) has been identified as the Chief Executive Officer. The CODM reviews results to assess performance, make decisions, and allocate operating and capital resources of the Company as a whole; therefore, there is only one reportable segment. The CODM does not distinguish the Company’s principal business activities for the purpose of internal reporting and uses net loss to allocate resources in the budgeting and forecasting process, along with using that measure as a basis for evaluating financial performance. Significant segment expenses provided to the CODM on a regular basis and included within the reported measure of segment loss are research and development and general and administrative expenses. Other segment items consist of interest expense. The measure of segment assets reported to the CODM is total assets. The statements of operations for each period presented reflect the significant segment expenses and other segment items, and the balance sheets presented reflect the assets and liabilities, of the one reportable segment.

Recently issued accounting pronouncements

The Company adopted ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, for the fiscal year ended June 30, 2025; adoption affected disclosure only. ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, is effective for the Company, as an emerging growth company that has elected the extended transition period, for the annual period ending December 31, 2026 and is expected to affect disclosure only. ASU 2024-03, Income Statement — Reporting Comprehensive Income (Subtopic 220-40): Disaggregation of Income Statement Expenses, is effective for the Company for annual periods beginning after December 15, 2027. Management does not believe that any other recently issued but not yet effective accounting standards would have a material effect on the accompanying financial statements.

NOTE 3 — GOING CONCERN

The financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.

The Company had generated no revenue through December 31, 2025 and has incurred losses since inception, resulting in an accumulated deficit of $1,877,530 as of December 31, 2025. As of that date the Company had cash of $28,459 and a working capital deficit of $370,416. The acquisition of Flipside AI on April 1, 2026 (Note 10) introduced revenue-generating operations, and the subsidiary was profitable for the quarter ended June 30, 2026; however, at June 30, 2026 the Company had current liabilities in excess of current assets, including $530,000 of convertible debentures maturing within twelve months of that date, the short-term borrowings of Flipside AI and a $200,000 loan from the seller of the acquired business that has been extended to October 6, 2026. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date these financial statements are issued.

Management’s plans include applying cash generated by the operations of Flipside AI to the servicing and repayment of these obligations, pursuing the renewal or refinancing of the subsidiary’s borrowings as they mature, and raising additional capital through the sale of equity securities or the issuance of convertible debt. The Company has historically funded its operations through private placements of common stock and the issuance of convertible debentures. After considering these plans, management concluded that substantial doubt about the Company’s ability to continue as a going concern has not been alleviated. There can be no assurance that management’s plans will be successful. The financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts or to the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 — SOFTWARE

In February 2025, the Company entered into a Software Purchase Agreement with i2 Analytics, Inc. and acquired software for total consideration of $135,000, consisting of $47,500 in cash and 350,000 shares of common stock valued at $87,500. The Company concurrently entered into a Software Support Agreement with i2 Analytics, Inc. As of December 31, 2025 and June 30, 2025, the software had a carrying value of $135,000. The software had not been placed in service as of December 31, 2025, and accordingly no amortization expense has been recognized in any period presented. As of December 31, 2025, the Company continued to pursue commercialization of the software and concluded that its carrying amount was recoverable. As described in Note 10, following the acquisition of Flipside AI the Company determined during the quarter ended June 30, 2026 that it would no longer pursue commercialization of the software and recorded an impairment charge of $135,000 in that quarter.

NOTE 5 — CONVERTIBLE DEBENTURES

On July 1, 2024, the Board of Directors authorized a private placement offering to accredited investors of unsecured 9% convertible debentures with a twenty-four month maturity in the aggregate principal amount of up to $5,000,000 (the “Debentures”). The Debentures are convertible into shares of the Company’s common stock at the lower of $0.75 per share or 20% below the average volume weighted average price per share of common stock for the ten trading days prior to the date of conversion, subject to a minimum conversion price of $0.50 per share. The Debentures bear interest at 9% per annum, compounded on the basis of a 365-day year and actual days elapsed, due at maturity, have a maturity date of two years from the date of issuance, are convertible at the option of the holder, and are subject to certain lock-up and leak-out provisions.

The Company issued $480,000 aggregate principal amount of Debentures during the year ended June 30, 2025 and an additional $50,000 during the Transition Period. As of December 31, 2025 and June 30, 2025, $530,000 and $480,000 aggregate principal amount of Debentures were outstanding, respectively. As of December 31, 2025, $265,000 of principal, representing Debentures issued during the six months ended December 31, 2024 and maturing during the second half of 2026, was classified as a current liability, and $265,000 of principal maturing during the first half of 2027 was classified as long-term.

Interest expense on the Debentures was $24,070 for the six months ended December 31, 2025, $6,341 for the six months ended December 31, 2024 (unaudited), $21,392 for the year ended June 30, 2025, and $0 for the year ended June 30, 2024. Accrued and unpaid interest on the Debentures was $45,462 and $21,392 as of December 31, 2025 and June 30, 2025, respectively, of which $30,000 and $0, respectively, was classified as a current liability.

The Company evaluated the Debentures under ASC 470-20 and ASC 815 and determined that the embedded conversion feature does not require bifurcation and that no beneficial conversion feature was required to be recognized.

NOTE 6 — STOCKHOLDERS’ EQUITY (DEFICIT)

The Company’s authorized capital consists of 85,000,000 shares, comprised of (i) 75,000,000 shares of common stock, par value $0.001 per share, and (ii) 10,000,000 shares of blank check preferred stock, par value $0.001 per share. No shares of preferred stock were issued or outstanding as of December 31, 2025, June 30, 2025 or June 30, 2024.

Transition period

In November 2025, the Company issued 300,000 shares of common stock, valued at $75,000, to Tekcapital, PLC for consulting services under a Strategic Alliance Agreement; the value of the shares was recorded as prepaid expense and is being amortized over the one-year service period. The valuation of shares was based on shares of common stock sold for cash as described below, as the Company’s stock is thinly traded and not considered an active market. Also during the quarter ended December 31, 2025, the Company issued 40,000 shares of common stock and received cash proceeds of $10,000 from an investor in a private placement offering. As of December 31, 2025, 21,663,312 shares of common stock were issued and outstanding. Shares issued after December 31, 2025 are described in Note 10.

Year ended June 30, 2025

During the period from January through April 2025, as compensation to members of its Advisory Board, the Company issued a total of 32,000 shares of common stock having an aggregate value of $8,000. During the period from March through June 2025, the Company issued a total of 270,000 shares of common stock to consultants as compensation in lieu of cash for services having an aggregate value of $67,500. Services for these shares were to be rendered over a one-year period. In February 2025, the Company issued 350,000 shares of common stock as partial consideration for the purchase of software, valued at $87,500, and issued 250,000 shares to its Chief Executive Officer pursuant to the terms of a promissory note related to a zero-interest loan made to the Company (see Note 8).

Year ended June 30, 2024

The Company issued 1,736,000 shares of common stock for services valued at $327,000 and 2,157,312 shares of common stock for cash proceeds of $519,297, which included the collection of $154,500 of subscriptions receivable outstanding at June 30, 2023.

NOTE 7 — COMMITMENTS AND CONTINGENCIES

Lease commitments

In May 2024, the Company entered into a lease agreement for office space that commenced on May 1, 2024 and expired on October 31, 2025, with monthly rent of $1,609 throughout the lease term. The Company recognized a right-of-use asset and lease liability of $27,482 at commencement using a discount rate of 7.5%.

In November 2025, the Company entered into a new lease agreement for office space. The lease commenced on November 1, 2025 and expires on October 31, 2027, with monthly rent of $1,815 throughout the lease term. The Company recognized a right-of-use asset and lease liability of $40,586 at commencement using a discount rate of 7.5%. The lease does not contain renewal options that the Company is reasonably certain to exercise, residual value guarantees, or material restrictive covenants.

The following is a summary of future minimum lease payments as of December 31, 2025, presented on the Company’s new calendar fiscal year basis:

Year Ending December 31,	Amount
2026	$21,780
2027	18,150
Total minimum lease payments	39,930
Less: imputed interest	(2,499)
Total lease obligations	37,431
Less: current portion	(19,780)
Long-term portion of lease obligations	$17,651

Operating lease cost was $10,066 for the six months ended December 31, 2025, $9,654 for the six months ended December 31, 2024 (unaudited), $19,308 for the year ended June 30, 2025 and $3,218 for the year ended June 30, 2024. Cash paid for amounts included in the measurement of lease liabilities approximated operating lease cost in each period. The weighted-average remaining lease term as of December 31, 2025 was 1.8 years and the weighted-average discount rate was 7.5%.

Contingencies

The Company may be subject to pending legal proceedings and regulatory actions in the ordinary course of business. The results of such proceedings cannot be predicted with certainty, but the Company does not anticipate that the final outcome, if any, arising out of any such matters will have a material adverse effect on its business, financial condition or results of operations. As of December 31, 2025, the Company was not a party to any material pending legal proceedings.

NOTE 8 — RELATED PARTY TRANSACTIONS

Related party transactions are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties. Related parties are natural persons or other entities that have the ability, directly or indirectly, to control another party or exercise significant influence over the party in making financial and operating decisions, and include other parties that are subject to common control or common significant influence.

Deferred officer compensation

Certain of the Company’s executive officers have deferred a portion of their compensation. Deferred wages payable to officers was $145,500 and $43,500 as of December 31, 2025 and June 30, 2025, respectively, an increase of $102,000 during the Transition Period. These amounts are non-interest bearing, unsecured and payable on demand. Other than the employment agreement with the Company’s Chief Technology Officer entered into effective April 1, 2026, there are no written employment agreements with the Company’s executive officers.

Related party loan

In February 2025, pursuant to the terms of a promissory note, the Company issued 250,000 shares of its common stock to its Chief Executive Officer as an accommodation for advancing the Company a zero-interest loan in the amount of $30,000. The loan was repayable within 30 days from the date of issuance. The Company determined the relative fair value of the debt and equity components; accordingly, the debt was discounted by $20,270, which was accreted through the maturity date and recorded as interest expense during the year ended June 30, 2025. As of June 30, 2025, the loan had been repaid in full. There were no related party loans outstanding as of December 31, 2025.

Family relationship

Tarek N. Shoufani, a director and the Company’s Chief Operating Officer, is the brother-in-law of Fred E. Tannous, a director and the Company’s Chief Executive Officer.

Related party transactions occurring after December 31, 2025, including the settlement of deferred officer compensation in shares, the transactions with Arcadia Data Pte. Ltd. and the arrangements with Anthony De Luna, are described in Note 10.

NOTE 9 — INCOME TAXES

The Company accounts for income taxes under the asset and liability method of ASC 740. Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The differences relate primarily to net operating loss carryforwards and accrued officer compensation that is deductible when paid.

The Company had no current or deferred income tax provision for any period presented. A reconciliation of the income tax benefit computed at the federal statutory rate to the income tax provision is as follows:

	Six Months Ended December 31, 2025	Year Ended June 30, 2025	Year Ended June 30, 2024
Income tax benefit at federal statutory rate (21%)	$66,458	$111,238	$196,894
State income tax benefit, net of federal effect	22,101	36,992	65,478
Permanent differences and other	-	(16,969)	(85,548)
Temporary differences	35,178	(2,261)	(22,824)
Change in valuation allowance	(123,737)	(129,000)	(154,000)
Income tax provision	$-	$-	$-

The components of the Company’s net deferred tax assets are as follows:

	December 31, 2025	June 30, 2025	June 30, 2024
Net operating loss carryforwards	$381,021	$298,000	$169,000
Accrued compensation	40,716	-	-
Total deferred tax assets	421,737	298,000	169,000
Less: valuation allowance	(421,737)	(298,000)	(169,000)
Net deferred tax assets	$-	$-	$-

The Company recognizes deferred tax assets to the extent that it believes these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. The Company has a history of losses and had no revenue-generating operations at December 31, 2025, and accordingly has determined that a full valuation allowance against its net deferred tax assets is required. The valuation allowance increased by $123,737 during the Transition Period, of which $88,559 relates to the benefit of the loss for the period and the remainder primarily to the treatment of research and development costs. Deferred tax assets were calculated using the Company’s combined federal and state statutory rate of approximately 28%. The effective rate is reduced to 0% by the full valuation allowance.

At December 31, 2025, the Company had federal net operating loss carryforwards of approximately $1,362,000, which can be carried forward indefinitely but the use of which is limited to 80% of taxable income in any year, and state net operating loss carryforwards of a similar amount that expire beginning in 2043. At June 30, 2025, federal net operating loss carryforwards were approximately $1,065,000. Section 382 of the Internal Revenue Code limits the amount of net operating loss carryforwards that can be utilized annually following an ownership change of more than 50 percentage points among five-percent stockholders over a three-year period. Management has not completed a Section 382 study and has not determined the extent of any resulting limitation; because the Company’s deferred tax assets are fully reserved, any limitation would not affect the Company’s financial position or results of operations.

The Company has evaluated its income tax positions and has determined that it does not have any uncertain tax positions. The Company will recognize interest and penalties related to any uncertain tax positions through its income tax expense. The Company is subject to taxation in the United States and California, is not presently subject to any income tax audit in any taxing jurisdiction, and all tax years from inception remain open to examination. The change in fiscal year end requires the Company to file a short-period federal income tax return for the period from July 1, 2025 to December 31, 2025. Beginning with the quarter ended June 30, 2026, the Company’s consolidated income tax provision also includes the Philippine income taxes of Flipside AI, which is registered with the Philippine Economic Zone Authority and benefits from the incentives available under that registration.

NOTE 10 — SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date these financial statements were issued. Because this Transition Report is being filed approximately nine months after the balance sheet date, the following events occurring between January 1, 2026 and the date of issuance are disclosed. The Company’s consolidated financial statements as of and for the three and six months ended June 30, 2026, which reflect the acquisition described below, are included in the Company’s Quarterly Report on Form 10-Q filed on August 14, 2026.

Acquisition of TaskAlpha and Flipside AI

On January 13, 2026, the Company entered into a Stock Purchase Agreement, subsequently amended on March 30, 2026, with Arcadia Data Pte. Ltd. (“Arcadia”), Crestview BPO Pte. Ltd., Flipside Digital Content Company, Inc. (“Flipside AI”) and the selling shareholders named therein. On April 1, 2026, the Company completed the acquisition of 100% of the equity interests of Crestview BPO Pte. Ltd., a Singapore company renamed TaskAlpha Pte. Ltd. in July 2026 (“TaskAlpha”), which owns 100% of Flipside AI, a Philippine corporation engaged in providing data curation, annotation and validation services for artificial intelligence systems. The transaction was accounted for as a business combination under ASC 805 with the Company as the accounting acquirer.

The consideration transferred consisted of $600,000 in cash, a $450,000 seller convertible note recorded at its present value of $379,694, and 6,520,000 shares of common stock valued at $1,630,000, for total consideration of $2,609,694. An additional 326,000 shares valued at $81,500 were issued to the business broker and recorded as a transaction cost. Shares issued in the acquisition were measured at $0.25 per share, the price at which the Company sold shares for cash in contemporaneous private placements, because the Company’s common stock does not trade in an active market. The provisional allocation of the consideration transferred is as follows:

Amount
Cash	$25,146
Accounts receivable, net	354,252
Due from related parties	354,996
Prepaid expenses and other current assets	25,788
Property and equipment, net	204,685
Right of use asset	213,125
Other non-current assets	63,101
Identifiable intangible assets	200,000
Accounts payable and accrued expenses	(122,257)
Loans payable	(741,054)
Right of use liability	(200,075)
Retirement benefit obligation	(301,266)
Deferred tax liability on intangibles	(50,000)
Net identifiable assets acquired	26,441
Goodwill	2,583,253
Total consideration transferred	$2,609,694

Identifiable intangible assets consist of customer relationships of $90,000 (seven-year life), a trade name of $60,000 (five-year life) and a non-compete agreement of $50,000 (five-year life). The allocation is provisional pending completion of the Company’s valuation procedures and may be revised during the measurement period, which ends April 1, 2027. Goodwill is attributable principally to the assembled workforce and expected synergies and is not expected to be deductible for income tax purposes.

The seller convertible note issued to Arcadia bears no interest, increasing to 8% upon an event of default, is payable in three equal annual installments of $150,000 on April 1, 2027, 2028 and 2029, is convertible at the holder’s option into common stock at $0.75 per share, and contains a cross-default to the Stock Purchase Agreement. Because the note is non-interest-bearing, it was recorded at present value using an imputed interest rate of 9%, and the resulting discount of $70,306 is being amortized to interest expense using the effective interest method.

Due from related parties acquired in the acquisition consists of an Advance Payable Note in the principal amount of $840,000 delivered by Anthony De Luna, the founder and Chief Executive Officer of Flipside AI, which formalizes personal advances made to him by Flipside AI before the acquisition. The note is non-interest-bearing and is payable in eight quarterly installments of $105,000 commencing April 1, 2026, with any remaining balance due March 31, 2028. At the issuer’s option each installment may be settled in cash or by the release of shares of the Company’s common stock held in escrow, with the number of shares determined using the greater of the trailing ten-day volume weighted average price or $0.75 per share; 1,120,000 shares are held in escrow, corresponding to eight installments at the $0.75 floor. The note was recorded at its acquisition-date fair value of $354,996, determined by probability-weighting cash settlement (20%) and share settlement (80%), and is subsequently measured at amortized cost without accretion of the discount. The installments due April 1, 2026 and July 1, 2026 were not settled in cash, and no shares had been released from escrow as of the date of this report. The Company has not arranged, extended, maintained or renewed any personal loan to Mr. De Luna.

Loans payable of Flipside AI assumed in the acquisition consist of borrowings from Philippine financial institutions and from individual lenders, including certain of the selling shareholders and a member of the Company’s Board of Directors, bearing interest at rates from 9% to 17% per annum and, with one exception, maturing within twelve months of June 30, 2026. Flipside AI maintains an unfunded defined benefit retirement plan for its employees as required by Philippine law, the obligation under which was $301,266 at the acquisition date.

Loan from Arcadia

On April 6, 2026, Arcadia advanced $200,000 to TaskAlpha under an unsecured loan bearing interest at 12% per annum, with default interest of 2% per month, governed by Singapore law. The loan matured on July 6, 2026 and has been extended by agreement with Arcadia to October 6, 2026 on its existing terms. No principal or interest was repaid at the original maturity date.

Equity issuances

During the six months ended June 30, 2026, in addition to the acquisition shares, the Company issued 3,000,000 shares of common stock in private placements in the first quarter for gross proceeds of $750,000 and 1,800,000 shares in private placements in the second quarter for gross proceeds of $450,000, each at $0.25 per share; 439,000 shares for services valued at $109,750; and 816,000 shares valued at $204,000 to two of its officers in settlement of deferred wages, as described below. In total, 12,901,000 shares were issued during the period, and 34,564,312 shares were issued and outstanding at June 30, 2026.

Deferred officer compensation

Deferred wages payable of $145,500 at December 31, 2025 represented compensation deferred by two officers of the Company. An additional $102,000 was accrued during the six months ended June 30, 2026, of which $43,500 was paid in cash in June 2026. The remaining $204,000, representing compensation deferred from July 1, 2025 to June 30, 2026, was settled on June 30, 2026 through the issuance of 816,000 shares of common stock to those officers at $0.25 per share (456,000 shares to the Chief Executive Officer and 360,000 shares to the Chief Operating Officer). No gain or loss was recognized on the settlement.

Impairment of software

During the quarter ended June 30, 2026, the Company recorded an impairment charge of $135,000, writing off in full the carrying amount of the software described in Note 4. Following the acquisition of Flipside AI the Company is no longer pursuing commercialization of that software, and no future cash flows are expected from its use or disposition. The decision not to pursue commercialization was made after December 31, 2025 and did not provide evidence of conditions existing at the balance sheet date.

Management and board changes

Effective April 1, 2026, Anthony De Luna was appointed Chief Technology Officer of the Company and a member of its Board of Directors. Under his employment agreement he receives an annual base salary of $175,000, an annual incentive bonus equal to 3% of the Company’s net after-tax income, and a commission equal to 3% of revenues generated by Flipside AI from customers he introduced, and he is entitled to a grant of 500,000 performance stock units that vest based on specified market capitalization milestones. The Company concluded that a grant date under ASC 718 has not been established for certain tranches of those units because the vesting conditions do not sufficiently define the measurement methodology or period. Also effective April 1, 2026, Eric Sherb was appointed Chief Financial Officer under a consulting agreement between the Company and EMS Consulting Services, Inc., an entity controlled by Mr. Sherb, providing for a monthly retainer of $5,000 and a grant of 36,000 shares of common stock vesting in equal installments over six months; the agreement may be terminated by either party at any time. Effective June 30, 2026, Tarek N. Shoufani resigned as Chief Operating Officer and continues to serve as a non-employee director, and effective July 1, 2026, Jaime Fanlo was appointed to the Board of Directors.

Director compensation

On July 1, 2026, the Company entered into director agreements with its three non-employee directors, Shoufani, Manlunas and Fanlo, and granted each of them 250,000 performance restricted stock units, or 750,000 units in the aggregate, as standalone inducement grants outside any equity incentive plan and constituting the directors’ sole compensation for board service. The units vest in five tranches upon the Company’s market capitalization equaling or exceeding thresholds ranging from $15 million to $75 million on each of twenty consecutive trading days, subject to continuous board service through the date of achievement, and any units for which the applicable threshold has not been achieved within ten years of the grant date are forfeited. Because vesting is based on market capitalization, the awards contain market conditions as defined in ASC 718, and the Company will measure their grant-date fair value and recognize the resulting cost over the derived requisite service period whether or not the thresholds are achieved.

Change in fiscal year

On June 25, 2026, the Board of Directors approved the change in the Company’s fiscal year end from June 30 to December 31 described in Note 1.

Bridge financing

On August 31, 2026, the Board of Directors approved a bridge financing with two accredited investors, none of whom is an officer, director or affiliate of the Company. The financing consists of senior promissory notes in an aggregate principal amount of up to $300,000 and warrants to purchase up to 300,000 shares of common stock. The notes mature 365 days after issuance and bear interest at 12% per annum through the ninetieth day after issuance and 20% per annum thereafter, with default interest at 20% compounded monthly. The notes may be prepaid at any time without penalty and are not convertible into equity securities. They are secured by a security interest in the Company’s primary operating account, which remains unperfected unless a deposit account control agreement is obtained following an event of default. The Company has also agreed to a negative pledge and a sweep of financing proceeds. Under an escrow agreement, $300,000 of subscription proceeds committed under private placement are to be remitted to an escrow account and applied first to repay the notes. The warrants are exercisable at $0.375 per share for five years from issuance and are issued as additional consideration for the purchase of the notes.

Financial advisory agreement

Effective September 1, 2026, the Company entered into an Advisory and Investment Banking Fee Agreement with Revere Securities LLC (“Revere”), a registered broker-dealer. Under the agreement, Revere will introduce potential investors and strategic counterparties to the Company for a term of twelve months, and either party may terminate on 30 days’ notice. The Company pays Revere an advisory fee of $10,000 per month, which is creditable against any success fees. For financings and strategic transactions resulting from introductions accepted by the Company, Revere is entitled to three types of fees. For debt financings, the fee is 3% of gross proceeds in cash. For equity-linked financings, the fee is 8% of gross proceeds in cash, together with a seven-year warrant to purchase 8% of the securities sold in the financing at the offering price. For strategic transactions, the cash fee ranges from 5% of the first $5,000,000 of transaction consideration down to 1% of amounts above $20,000,000, or is 1% where the Company is the acquirer. These fees also apply to accepted introductions that close within twelve months after the agreement expires or is terminated.

Warrants issued for services

On September 21, 2026, the Board of Directors approved the issuance of two five-year warrants, each to purchase 150,000 shares of common stock at an exercise price of $0.375 per share for corporate legal services and advisory services. Of these warrants, 150,000 can be exercise in cash, or as an offset for legal service fees owed.

Restricted stock award

On September 22, 2026, the Board of Directors approved a standalone award of 120,000 restricted shares of common stock, outside any equity incentive plan, to a non-executive employee in payment of the employee’s annual salary. The shares vest in twelve monthly installments of 10,000 shares from September 15, 2026 through August 31, 2027, subject to continued employment. Any unvested shares are forfeited when employment ends.

The Company has not yet determined the fair values of the warrants and restricted shares described above, or the allocation of the bridge financing proceeds between the notes and the warrants.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None. There have been no changes in or disagreements with our independent registered public accounting firm on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure during the Transition Period or the fiscal years ended June 30, 2025 and 2024.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2025, the end of the transition period covered by this Transition Report. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2025, our disclosure controls and procedures were not effective, at the reasonable assurance level, due to the material weaknesses in internal control over financial reporting described below.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on that assessment, management concluded that, as of December 31, 2025, our internal control over financial reporting was not effective because of the material weaknesses described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following material weaknesses:

•	We have not adopted a formal policies and procedures manual governing financial reporting and oversight functions.

•

Our limited size prevents us from employing sufficient resources for a properly functioning financial reporting system, which results in an inability to segregate incompatible duties among accounting and finance personnel.

•

We do not have an audit committee or a director who qualifies as an audit committee financial expert, and the full Board of Directors performs the functions that would otherwise be performed by an audit committee.

•

We do not maintain sufficient formal review and approval controls over the classification and presentation of amounts in the financial statements, including the classification of financing proceeds and the current versus long-term classification of debt and accrued interest.

To the extent reasonably possible given our limited resources, we intend to take measures to remediate the material weaknesses described above, including increasing the capacity of our qualified financial personnel to ensure that accounting policies and procedures are consistent across the organization, engaging outside accounting resources to perform independent review of period-end financial reporting, documenting a formal policies and procedures manual, and expanding our Board of Directors to include an independent director qualified to serve as an audit committee financial expert. Since December 31, 2025, we have appointed a Chief Financial Officer, effective April 1, 2026, and, following the acquisition of Flipside AI on April 1, 2026, have extended our financial close and reporting process to entities in Singapore and the Philippines and implemented procedures to convert the Philippine subsidiary’s statutory financial information to U.S. GAAP. We are integrating the acquired business into our internal control over financial reporting and expect to complete that integration within the period permitted by SEC guidance.

This Transition Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this Transition Report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2025, the last fiscal quarter of the transition period covered by this Transition Report, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

Item 9B. Other Information.

During the quarter ended December 31, 2025, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Identification of Directors and Executive Officers

The following table sets forth the names and ages of our directors and executive officers as of the date of this Transition Report:

Name and Age	Position(s) Held	Date of Appointment	Other Public Company Directorships
Fred E. Tannous, 60	Director, President & Chief Executive Officer, Treasurer, Secretary	March 14, 2023	None
Anthony De Luna, 55	Director, Chief Technology Officer	April 1, 2026	None
Eric Sherb, 40	Chief Financial Officer	April 1, 2026	None
Tarek N. Shoufani, 46	Director	March 14, 2023	None
Eric Manlunas, 58	Director	April 19, 2023	None
Jaime Fanlo, 47	Director	July 1, 2026	None

Michael J. Portera, who joined the Company as a director and Chief Financial Officer on July 12, 2023, resigned as Chief Financial Officer on November 5, 2025 and no longer serves as a director. Mr. Tannous served as Interim Chief Financial Officer from November 5, 2025 until Mr. Sherb’s appointment on April 1, 2026. Mr. Shoufani served as Chief Operating Officer from March 14, 2023 until June 30, 2026 and continues to serve as a non-employee director.

Term of Office

Each director serves for a term of one year and until his successor is elected at the annual meeting of stockholders and qualified, subject to removal by the stockholders. Each officer serves for a term of one year and until his successor is elected at a meeting of the Board of Directors and qualified. Should a vacancy exist, the Board of Directors has the power to nominate and appoint a director to fill such vacancy.

Background and Business Experience

Fred E. Tannous — Director, President and Chief Executive Officer, Treasurer and Secretary. Mr. Tannous is responsible for overseeing all aspects of the Company’s vision, strategy, and product development. He has over thirty-five years of experience in finance, engineering and new business development and previously held senior-level positions at Fortune 500 companies and several start-ups. From 2000 to 2005, Mr. Tannous co-founded and served as Chief Executive Officer of Health Sciences Group, a life sciences company, where he was instrumental in taking it public through a self-underwritten public offering. Previously, Mr. Tannous held the position of Senior Analyst in corporate treasury at Hughes Aircraft Company before transitioning to Manager of Investments and Acquisitions at DIRECTV. From 1996 to 1999, as Chief Financial Officer of Colorado Casino Resorts, he was instrumental in obtaining its listing on NASDAQ and raising over $65 million in combined private equity and debt financing. Mr. Tannous holds an MBA in Finance and Banking from the University of Chicago Booth School of Business (1994) and a Master of Science (1990) and Bachelor of Science (1988) in Electrical Engineering from the University of Southern California.

Anthony De Luna — Director, Chief Technology Officer. Mr. De Luna has over three decades of experience spanning structured data systems, digital publishing infrastructure and AI data engineering. His career has tracked three transformative infrastructure cycles: XML-based information indexing at Innodata Inc. in the 1990s; digital publishing and the development of EPUB distribution standards at Barnes & Noble in the 2000s; and physical AI data engineering as founder and Chief Executive Officer of Flipside AI since 2015, which he has built into a production-grade data engineering partner to global automotive OEMs, Tier-1 suppliers and autonomous vehicle and robotics companies. Mr. De Luna joined the Company as Chief Technology Officer and a director upon the closing of the acquisition of Flipside AI on April 1, 2026.

Eric Sherb — Chief Financial Officer. Mr. Sherb is a Certified Public Accountant with 19 years of experience in accounting, financial advisory, audit, and mergers and acquisitions. He began his career at PricewaterhouseCoopers, where he served as a Senior Associate from 2011 to 2013, and subsequently served as an Audit Manager at RBSM LLP and as a Senior Manager at CFGI, followed by positions at mid-sized audit and consulting firms advising clients across a broad range of industries in assurance and advisory services. Since October 2018, Mr. Sherb has been the founder and owner of EMS Consulting Services, through which he provides outsourced chief financial officer and accounting advisory services. He has significant experience in financial reporting and governance matters within the capital markets, including initial public offerings, direct listings, SPAC and de-SPAC transactions, and has served as chief financial officer and financial consultant to several Nasdaq- and OTC-listed companies, most recently Scienture Holdings, Inc. (NASDAQ: SCNX). Mr. Sherb was appointed Chief Financial Officer effective April 1, 2026.

Tarek N. Shoufani — Director. Mr. Shoufani served as the Company’s Chief Operating Officer from its inception until June 30, 2026. He has over twenty-five years of experience in technology sectors, focused on implementing corporate strategy into daily operations. Since 2010, as Managing Director of SinoAmerican Global Fund, he has been involved in various stages of the fund’s portfolio companies across a broad spectrum of industries globally. From 2012 to 2015 he worked with IZP, a global big data company in Shenzhen, China; from 2010 to 2012 with MPR Tech; and from 2008 to 2010 with 4PX, an e-commerce solutions provider based in Shanghai, China. Mr. Shoufani holds a Bachelor of Arts from the University of California in Business Economics and Marketing.

Eric Manlunas — Director. Mr. Manlunas has over thirty years of experience in financing and building new enterprises. As founder and Managing Partner of Wavemaker Partners (2003–present), a cross-border venture capital firm with offices in Los Angeles and Singapore, he has been part of over 450 investments in early-stage businesses. From 1999 to 2003, Mr. Manlunas founded, built and sold two businesses, an e-commerce company and an Internet service provider. He began his career as a consultant with Arthur Andersen’s Retail Management Group. Mr. Manlunas holds an MBA from Pepperdine University (1995) and a Bachelor of Arts in Communications from Florida International University (1990).

Jaime Fanlo — Director. Mr. Fanlo is a corporate director, lawyer and strategic investor with more than eighteen years of cross-border experience in corporate governance, private equity, commercial law and strategic transactions. He began his career as an attorney at a leading Philippine law firm and later served as commercial counsel for Johnson Controls Inc. and CBRE Group Inc., where he advised on cross-border transactions, enterprise risk management and high-value commercial agreements. Mr. Fanlo is an investor and serves as a director of several investment and operating entities, including the Company’s subsidiaries TaskAlpha and Flipside AI, and played a role in the Company’s acquisition and integration of Flipside AI. His investment experience includes evaluating public and private companies, with a particular focus on the technology and artificial intelligence sectors. Mr. Fanlo holds a Bachelor of Arts in Political Economy from the University of Asia and the Pacific and a Juris Doctor from the Ateneo de Manila School of Law (2007). He was appointed to the Board effective July 1, 2026.

Family Relationships

Tarek N. Shoufani is the brother-in-law of Fred E. Tannous. Other than the foregoing, there are no family relationships among our officers and directors.

Involvement in Certain Legal Proceedings

During the past ten years, no director, executive officer, promoter or control person of the Company has been involved in any of the legal proceedings described in Item 401(f) of Regulation S-K, including any bankruptcy petition, criminal conviction, court order enjoining or limiting specified business activities, or finding of a violation of federal or state securities or commodities law.

Director Independence

The Board of Directors is currently composed of five members.  Tannous and De Luna do not qualify as independent directors under the published listing requirements of the NASDAQ Stock Market because each holds an officer position, and Mr. Shoufani does not qualify because he served as an executive officer of the Company until June 30, 2026. The Board has determined that Manlunas and Fanlo qualify as independent directors under those requirements. Our common stock is quoted on the OTCQB, which does not have director independence requirements; for purposes of determining director independence, the Company applied the NASDAQ definitions.

Committees

We do not currently have an audit, compensation or nominating committee. The Board of Directors as a whole currently acts as our audit, compensation and nominating committees. We do not have an audit committee financial expert. We intend to establish an audit, compensation and nominating committee of our Board of Directors once we expand the Board to include additional independent directors, and intend to adopt a charter for each committee.

Code of Ethics

Our Board of Directors has not adopted a code of ethics. We anticipate that we will adopt a code of ethics as we expand our Board and management team following the acquisition of Flipside AI.

Insider Trading Policy

We have not adopted insider trading policies and procedures governing the purchase, sale and other dispositions of our securities by directors, officers and employees, or by the Company itself. Given our size and the limited trading market for our common stock, we have to date relied on the applicable prohibitions of the federal securities laws and on informal guidance to our directors and officers. We intend to adopt a written insider trading policy as our operations and the number of persons with access to material non-public information expand.

Delinquent Section 16(a) Reports

We do not have a class of equity securities registered under Section 12 of the Exchange Act. Accordingly, our directors, officers and greater-than-ten-percent stockholders are not required to file reports under Section 16(a) of the Exchange Act.

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth information concerning compensation earned by our named executive officers for the six-month transition period ended December 31, 2025 and for the fiscal year ended June 30, 2025. Our named executive officers for the Transition Period are our principal executive officer and the two other individuals who served as executive officers during the Transition Period. Anthony De Luna and Eric Sherb became executive officers on April 1, 2026, after the end of the Transition Period, and received no compensation from the Company during any period presented; Mr. De Luna’s employment agreement and the consulting agreement under which Mr. Sherb serves are described below and in Item 13.

Name and Principal Position	Period	Management Fees ($)	Salary ($)	Bonus ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Fred E. Tannous	Transition Period		57,000	-	-	-	57,000
President & Chief Executive Officer (Interim Chief Financial Officer from November 5, 2025 to April 1, 2026)	FY ended 6/30/2025		87,500	-	-	62,500	150,000
	FY ended 6/30/2024	85,500	-	-	-	-	85,500
Tarek N. Shoufani	Transition Period		45,000	-	-	-	45,000
Chief Operating Officer (through June 30, 2026)	FY ended 6/30/2025		77,000	-	-	-	77,000
	FY ended 6/30/2024	67,500	-	-	-	-	67,500
Michael J. Portera	Transition Period		-	-	-	-	-
Chief Financial Officer (through November 5, 2025)	FY ended 6/30/2025		41,000	-	-	-	41,000
	FY ended 6/30/2024	58,500	-	-	150,000	-	208,500

Salary for the Transition Period was accrued at annual rates of $114,000 for Mr. Tannous and $90,000 for Mr. Shoufani and was deferred in full; deferred wages payable to officers increased by $102,000 during the Transition Period, from $43,500 at June 30, 2025 to $145,500 at December 31, 2025. Mr. Portera received no compensation during the Transition Period prior to his resignation on November 5, 2025. The amount reported for Mr. Tannous under All Other Compensation for fiscal 2025 represents the value of 250,000 shares issued to him in connection with a loan to the Company, as described in Item 13. The amount reported for Mr. Portera under Stock Awards for fiscal 2024 represents the fair value of 1,500,000 shares issued to him in connection with his appointment as a director and Chief Financial Officer on July 12, 2023. As described in Item 13, on June 30, 2026 the Company settled $204,000 of deferred wages, representing the twelve months from July 1, 2025 to June 30, 2026, through the issuance of 816,000 shares of common stock, and paid the $43,500 balance in cash. Amounts reported under Management Fees for the fiscal year ended June 30, 2024 represent management fees paid or accrued for services rendered and expenses incurred on behalf of the Company; the officers did not receive a salary during that fiscal year. There were no written employment contracts with any of the named executive officers during the periods presented.

Narrative Disclosure to Summary Compensation Table

There were no written employment contracts in place for the employment of any named executive officer during the Transition Period or fiscal 2025. There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company with respect to any named executive officer, that would result in payments to such person because of his resignation, retirement or other termination of employment with the Company, any change in control, or a change in the person’s responsibilities following a change in control of the Company. Effective April 1, 2026, the Company entered into an employment agreement with Anthony De Luna, its Chief Technology Officer, providing for an annual base salary of $175,000, an annual incentive bonus equal to 3% of the Company’s net after-tax income, a commission equal to 3% of revenues generated by Flipside AI from customers he introduced, a grant of 500,000 performance stock units vesting on market capitalization milestones, and severance upon termination without cause or for good reason equal to base salary for the month of termination and six months thereafter plus a prorated incentive bonus. Also effective April 1, 2026, the Company entered into a consulting agreement with EMS Consulting Services, Inc., an entity controlled by Eric Sherb, under which Mr. Sherb serves as Chief Financial Officer in exchange for a monthly retainer of $5,000 payable to EMS Consulting Services, Inc. and a grant to Mr. Sherb of 36,000 shares of common stock vesting in equal installments over six months; the agreement may be terminated by either party at any time.

Outstanding Equity Awards at Period-End

There were no outstanding equity awards held by our executive officers as of December 31, 2025.

Compensation of Directors

No director received any compensation for service as a director during the Transition Period, and our directors received no annual salary or fee for their service as members of the Board of Directors during the periods presented. On July 1, 2026, the Company entered into director agreements with each of its three non-employee directors, Shoufani, Manlunas and Fanlo, and granted each of them 250,000 performance restricted stock units that vest upon the Company’s market capitalization reaching thresholds ranging from $15 million to $75 million, as described in Note 10 to the financial statements. Those awards constitute the sole compensation of the non-employee directors for board service.

Pay Versus Performance and Pay Ratio

As a smaller reporting company, we are not required to provide the pay versus performance disclosure required by Item 402(v) of Regulation S-K or the pay ratio disclosure required by Item 402(u) of Regulation S-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of August 14, 2026 by (i) each of our directors, (ii) each of our named executive officers, and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock. Unless otherwise indicated, the stockholders listed below possess sole voting and investment power with respect to the shares they own, and the address of each is care of the Company at 2029 Century Park East, Suite 400, Los Angeles, CA 90067.

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under this rule, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares within 60 days of the date as of which the information is provided. Percentages are based on 34,564,312 shares of common stock issued and outstanding as of August 14, 2026.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class
Fred E. Tannous (1)	Common	6,706,000	19.4%
Anthony De Luna (2)	Common	-	-
Eric Sherb (4)	Common	36,000	*
Tarek N. Shoufani (1)	Common	3,360,000	9.7%
Eric Manlunas	Common	1,248,000	3.6%
Jaime Fanlo (5)	Common	-	-
All officers and directors as a group (6 persons)	Common	11,350,000	32.8%
Arcadia Data Pte. Ltd. (3)	Common	6,326,000	18.0%
Jose Antonio P. Alonte, Jr. (6)	Common	3,000,000	8.7%

(1)

Includes 456,000 shares issued to Mr. Tannous and 360,000 shares issued to Mr. Shoufani on June 30, 2026 in settlement of deferred wages. Mr. Shoufani’s shares are held of record by Tarek Shoufani, Inc., an entity he controls. Excludes 50,000 shares held by members of Mr. Tannous’s family, as to which he disclaims beneficial ownership.

(2)

Mr. De Luna does not hold shares of record. The 1,120,000 shares held in escrow under the Advance Payable Note are registered in the name of the escrow agent for the benefit of Arcadia and are not beneficially owned by Mr. De Luna. The 500,000 performance stock units and the 750,000 performance restricted stock units described in Item 11 are not included because none vests within 60 days.

*	Less than 1%.

(3)

Address: c/o Flipside Digital Content Company, Inc., iCite Building, Eastwood City Cyberpark, Quezon City 1110, Philippines. Consists of 5,726,000 shares issued to Arcadia at the closing of the acquisition of Flipside AI on April 1, 2026. Also includes 600,000 shares issuable upon conversion of the $450,000 seller convertible note held by Arcadia, which is convertible at the holder’s option at $0.75 per share; the percentage is computed on 35,164,312 shares, treating those shares as outstanding. An additional 1,120,000 shares issued in the acquisition are held in escrow to secure the Advance Payable Note described in Note 10 to the financial statements and are excluded from the amount shown; including those shares, Arcadia would beneficially own 7,446,000 shares, or 21.2%.

(4)	Consists of 36,000 shares granted under the consulting agreement described in Item 11, all of which vest within 60 days of August 14, 2026.

(5)

Mr. Fanlo does not hold shares of record on the transfer agent’s list as of July 2, 2026. Any shares he holds in street name or acquired in the private placement completed in the second quarter of 2026 represent less than 1% of the outstanding common stock.

(6)	Address: 7 Harrison Street, North Greenhills, San Juan, Metro Manila 1503, Philippines. Shares issued as a selling shareholder in the acquisition of Flipside AI on April 1, 2026.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2025, the Company did not maintain any equity compensation plan and no securities were authorized for issuance under any such plan. In connection with the acquisition of Flipside AI, the Company adopted the Nexscient Equity Plan, under which the 500,000 performance stock units contemplated by Mr. De Luna’s employment agreement are to be issued; as described in Note 10 to the financial statements, a grant date under ASC 718 had not been established for certain tranches of those units as of the date of this report. The 750,000 performance restricted stock units granted to non-employee directors on July 1, 2026 were granted as standalone inducement awards outside any equity compensation plan.

Changes in Control

There are no present arrangements or pledges of the Company’s securities that may result in a change in control of the Company. The acquisition of Flipside AI on April 1, 2026 did not result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

The following describes transactions since July 1, 2024 in which the Company was or is to be a participant, the amount involved exceeded the lesser of $120,000 or one percent of the average of the Company’s total assets at year end for the last two completed fiscal years, and in which any director, executive officer, holder of more than 5% of our common stock, or any member of the immediate family of any of the foregoing had or will have a direct or indirect material interest. See also Notes 8 and 10 to the financial statements.

Deferred officer compensation

Certain of the Company’s executive officers deferred a portion of their compensation. Deferred wages payable to officers was $145,500 as of December 31, 2025, compared to $43,500 as of June 30, 2025. These amounts were non-interest bearing, unsecured and payable on demand. During the six months ended June 30, 2026, an additional $102,000 was accrued, $43,500 was paid in cash, and the remaining $204,000 was settled on June 30, 2026 through the issuance of 816,000 shares of common stock, valued at $0.25 per share: 456,000 shares ($114,000) to Fred E. Tannous, our Chief Executive Officer, and 360,000 shares ($90,000) to Tarek N. Shoufani, then our Chief Operating Officer.

Related party loan

In February 2025, pursuant to the terms of a promissory note, the Company issued 250,000 shares of its common stock to Fred E. Tannous, its Chief Executive Officer, as an accommodation for advancing the Company a zero-interest loan of $30,000, repayable within 30 days. The Company recorded a debt discount of $20,270 based on the relative fair value of the debt and equity components. The loan was repaid in full prior to June 30, 2025.

Transactions with Arcadia Data Pte. Ltd

Arcadia became the beneficial owner of more than 5% of our common stock upon the closing of the acquisition of Flipside AI on April 1, 2026, in which it was the principal selling shareholder. In the acquisition Arcadia received shares of our common stock and a $450,000 non-interest-bearing seller convertible note payable in three annual installments of $150,000 beginning April 1, 2027 and convertible into common stock at $0.75 per share, and received a portion of the $600,000 cash consideration. On April 6, 2026, Arcadia advanced $200,000 to our subsidiary TaskAlpha under an unsecured loan bearing interest at 12% per annum, which matured on July 6, 2026 and has been extended to October 6, 2026; accrued interest on the loan was $5,589 at June 30, 2026. These transactions are described in Note 10 to the financial statements.

Transactions with Anthony De Luna

Anthony De Luna, our Chief Technology Officer and a director since April 1, 2026, was the founder and Chief Executive Officer of Flipside AI and continues to serve as its Chief Executive Officer. In connection with the acquisition, Mr. De Luna delivered to the Company an Advance Payable Note in the principal amount of $840,000, which formalizes personal advances made to him by Flipside AI before the acquisition and is secured by 1,120,000 shares of our common stock held in escrow; the note was acquired as an asset in the business combination and does not represent a loan arranged, extended or renewed by the Company. The installments due April 1, 2026 and July 1, 2026 were not settled in cash and no shares had been released from escrow as of the date of this report. Under his employment agreement, Mr. De Luna receives an annual base salary of $175,000, an incentive bonus equal to 3% of the Company’s net after-tax income and a commission equal to 3% of revenues generated by Flipside AI from customers he introduced, and is entitled to a grant of 500,000 performance stock units. The Company accrued $13,155 in respect of the commission arrangement for the quarter ended June 30, 2026.

Loan from a director to Flipside AI

Flipside AI is the borrower under an unsecured, interest-only loan from Jaime Fanlo, a member of our Board of Directors since July 1, 2026, bearing interest at 12.5% per annum, with a principal balance of $81,489 at June 30, 2026 and maturing within twelve months of that date. The loan was made to Flipside AI before the acquisition, when Mr. Fanlo was a director of Flipside AI, and was assumed in the business combination. The loan is interest-only, and the largest principal amount outstanding since the acquisition date was $81,489.

Consulting agreement with EMS Consulting Services, Inc

Effective April 1, 2026, the Company entered into a consulting agreement with EMS Consulting Services, Inc., an entity controlled by Eric Sherb, our Chief Financial Officer, providing for a monthly retainer of $5,000 and a grant to Mr. Sherb of 36,000 shares of common stock vesting over six months, as described in Item 11.

Director agreements

On July 1, 2026, the Company entered into director agreements with Shoufani, Manlunas and Fanlo, each providing for a grant of 250,000 performance restricted stock units as described in Item 11.

Other than the foregoing, none of our directors or executive officers, nor any person who owned of record or was known to own beneficially more than 5% of our outstanding common stock, nor any associate or affiliate of such persons, has had any material interest, direct or indirect, in any transaction since July 1, 2024 or in any currently proposed transaction that has materially affected or will affect the Company.

Review, Approval or Ratification of Transactions with Related Persons

Given our small size and limited financial resources, we have not adopted formal policies and procedures for the review, approval or ratification of transactions with our executive officers, directors and significant stockholders. However, all of the transactions described above were approved and ratified by our Board of Directors. In connection with the approval of such transactions, our Board of Directors took into account several factors, including its fiduciary duties to the Company, the relationships of the related parties to the Company, the material facts underlying each transaction, the anticipated benefits to the Company and related costs, whether comparable products or services were available, and the terms the Company could receive from an unrelated third party. We intend to establish formal policies and procedures in the future, once we have sufficient resources and have appointed additional independent directors.

Director Independence

See “Item 10. Directors, Executive Officers and Corporate Governance — Director Independence.”

Item 14. Principal Accountant Fees and Services.

The following table sets forth the aggregate fees billed to the Company by its independent registered public accounting firm for the periods indicated:

	Transition Period Ended December 31, 2025	Year Ended June 30, 2025	Year Ended June 30, 2024
Audit fees	[•]	$48,500	$54,075
Audit-related fees	-	-	-
Tax fees	-	-	-
All other fees	-	-	-
Total	[•]	$48,500	$54,075

Audit fees consist of fees billed for professional services rendered for the audit of our financial statements, review of the interim financial statements included in quarterly reports, and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements. Audit-related fees are fees for assurance and related services that are reasonably related to the performance of the audit or review of the registrant’s financial statements.

In the absence of a formal audit committee, the full Board of Directors pre-approves all audit and non-audit services to be performed by the independent registered public accounting firm in accordance with the rules and regulations promulgated under the Exchange Act. The Board of Directors pre-approved 100% of all services rendered by the independent registered public accounting firm for the periods presented. There were no non-attest services provided.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements. See the Index to Financial Statements under Item 8 of this Transition Report.

(a)(2) Financial Statement Schedules. All schedules have been omitted because they are not applicable, not required, or the information required is shown in the financial statements or the notes thereto.

(a)(3) Exhibits. The following exhibits are filed or furnished as part of this Transition Report:

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

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXSCIENT, INC.

Date: September 23, 2026	By:	/s/ Fred E. Tannous
Fred E. Tannous
President and Chief Executive Officer (Principal Executive Officer)

Date: September 23, 2026	By:	/s/ Eric Sherb
Eric Sherb
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Fred E. Tannous	President, Chief Executive Officer, Treasurer, Secretary and Director (Principal Executive Officer)	September 23, 2026

/s/ Eric Sherb	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	September 23, 2026

/s/ Anthony De Luna	Chief Technology Officer and Director	September 23, 2026

/s/ Tarek N. Shoufani	Director	September 23, 2026

/s/ Eric Manlunas	Director	September 23, 2026

/s/ Jaime Fanlo	Director	September 23, 2026

